Form 10-K
period 2001-09-30
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2001-12-21
CIK 1141344

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K
(Mark One)
     [X]               ANNUAL REPORT PURSUANT TO SECTION
     ---                  13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For The Fiscal Year Ended: September 30, 2001

                                       OR

------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the Transition Period From _______________to ________________

                       Commission File Number ____________

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             (Exact name of registrant as specified in its charter)

Mississippi Band of Choctaw Indians                       64-0345731
 (State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                    identification number)

               PO Box 6260, Choctaw Branch, Philadelphia, MS 39350 (Address of principal executive offices) (Zip code)

                                 (601) 650-9294
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __ No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Documents Incorporated by Reference: The information required by Part IV of this Report, to the extent not set forth herein, is incorporated by reference from the Registration Statement on Form S-4/A filed on September 26, 2001 with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                  SEPTEMBER 30, 2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                     PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
           Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports of Form 8-K

Disclosure Regarding Forward-Looking Statements

Some information included in this Form 10-K and other materials filed or to be filed by the Choctaw Resort Development Enterprise with the Securities and Exchange Commission contain forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Enterprise. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic condition, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


                                     PART I

Item 1.  Business

General

         The Mississippi Band of Choctaw Indians established the Choctaw Resort Development Enterprise to operate the Silver Star Hotel and Casino and to develop and operate the Golden Moon Hotel and Casino and related businesses. References in this annual report to (1) the "Tribe" refer to the Mississippi Band of Choctaw Indians, and (2) the "Enterprise," "we," "our," "ours" and "us" refer to the Choctaw Resort Development Enterprise, business enterprise of the Tribe.

         The Tribe is a federally recognized, self governing Indian tribe with approximately 8,300 enrolled members, most of whom live on or near the Tribe's approximately 29,000-acre reservation in east-central Mississippi. The Indian Gaming Regulatory Act of 1988 permits federally recognized Indian tribes to conduct full-scale casino gaming operations on certain Indian lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Mississippi entered into a compact in 1992, which was approved by the U.S. Secretary of the Interior. The compact authorizes full Class III gaming to the same extent as non-Indian casinos in the State of Mississippi. The compact is not subject to a term of years and will continue unless mutually terminated, imposes no required payments to the State of Mississippi and limits distributions to each Tribal member to $1,000 per year. The Tribe is the only entity legally authorized to operate land-based casinos in the state.

Description of Business

         The Enterprise is a business enterprise of the Tribe that was created on October 12, 1999 to operate the Silver Star and to develop and operate the Golden Moon and related businesses. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise. No consideration was or is intended to be given to the Tribe for such contribution.

The Silver Star Hotel and Casino

         The Silver Star Hotel and Casino is a full service gaming and entertainment complex located on a 32-acre site on the Tribe's reservation approximately 86 miles northeast of Jackson, Mississippi. The Silver Star is currently the only land-based casino in the state and the casino closest to Birmingham and Tuscaloosa, Alabama. Also, there are no legally authorized casinos in Alabama or Georgia.

         The Silver Star opened in July 1994 at a total cost of approximately $32 million. The Silver Star originally opened with 100 hotel rooms and has increased its size through three major expansions, increasing the number of rooms to 498 and adding additional gaming space and conference facilities.

         The Silver Star is an approximately 518,000 square foot facility that, as of September 30, 2001, featured: a 12-story hotel with 498 rooms, including 89 suites; approximately 85,000 square feet of gaming space with 3,156 slot machines, 82 table games and 11 poker tables; approximately 30,000 square feet of meeting and convention space, which also serves as a 2,000 seat live entertainment and sports venue with sky boxes; 3,387 parking spaces, including an approximately 1,100 space parking garage; six restaurants with a total of 881 seats; six lounges; three retail outlets; a swimming pool; a full-service spa; fitness facilities; and access to the adjacent Dancing Rabbit Golf Club.

The Dancing Rabbit Golf Club

         Adjoining the casino is the Dancing Rabbit Golf Club, a 750-acre property containing two 18-hole championship golf courses designed by golf course designer Tom Fazio and PGA veteran Jerry Pate. Each 18-hole golf course spans over 7,000 yards and offers five tee locations. The golf club also contains a full-service golf shop, a teaching and practice facility, eight guestrooms, event coordinators and a restaurant and bar. The Dancing Rabbit was ranked 37th in Golf Magazine's 2000 "Top 100 You Can Play" list of courses. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise. No consideration was or is intended to be given to the Tribe for such contribution.

The Golden Moon

         We have under construction the Golden Moon, an approximately 840,000 square foot hotel and casino that will be located directly across the highway from the Silver Star. The Golden Moon will be connected to the Silver Star via a walkway bridge, which will span the highway separating the two casinos. The bridge will be enclosed and climate controlled and will feature moving ramps to ease movement from one casino to the other.

         Current plans for the development of the Golden Moon include: a 572-room hotel with more than 100 suites, including 32 VIP suites; approximately 90,000 square feet of gaming space with approximately 1,750 slot machines and 56 table games; an approximately 8,000 square foot executive conference center; approximately 3,000 new parking spaces; five restaurants with approximately 455 seats; five lounges; approximately 8,000 square feet of retail space; a 315-foot tower topped by an 80-foot geodesic sphere housing a restaurant, lounge and observation deck; an aqua-scape, including fountains and other water effects; an indoor/outdoor swimming pool; a full service spa; and fitness facilities.

Pearl River Resort

         The Tribe intends to market the Silver Star, Golden Moon and Dancing Rabbit under the Pearl River Resort trade name and to establish these collective properties as a premier regional entertainment and destination resort.

Construction Budget

         We expect the cost of developing, constructing, equipping and opening the Golden Moon and making related improvements to the Silver Star to total approximately $290.6 million, including pre-opening expenses, initial working capital and capitalized interest. The Enterprise has entered into a guaranteed maximum price contract with W.G. Yates & Sons Construction, which covers $146.8 million of the so-called "hard" costs of constructing the Golden Moon. Pursuant to this contract, Yates has provided a payment and performance bond for the entire contract price of $146.8 million. Yates may require modifications to plans and specifications, including some changes arising from proposed change orders by us, provided that no such required modifications may be inconsistent with the description of the Golden Moon contained in the contract or with budgeted line items. The Enterprise is required to approve any change order.

         The remaining $142.5 million of budgeted costs includes Enterprise-managed construction (approximately $26.0 million), additional furniture, fixtures and equipment, certain so-called "soft" costs, which include fees of the architect, attorneys and other professionals, pre-opening expenses, capitalized interest and other costs that are not "hard" costs. Accordingly, neither the construction contract's guaranteed maximum price nor other safeguards against cost overruns, other than the Enterprise's budget contingency of $13.0 million, will provide any guaranty against increased costs relative to excluded items. Neither we nor the Tribe can provide assurance that the Golden Moon project will be completed within the budgeted costs.

Construction Schedule

         Construction of the Golden Moon has begun, and the Golden Moon is expected to open in the second half of 2002. The Tribe has previously overseen construction projects on its reservation, including the construction of the existing Silver Star facility and its subsequent expansions.

Market

         According to the Mississippi Gaming Commission, the Mississippi gaming market, excluding the Silver Star, generated $2.6 billion of annual gaming revenues in 2000. Including the Silver Star, there are currently 31 casinos operating in Mississippi, covering 1.6 million square feet of gaming space and offering approximately 44,000 slot machines and 1,400 table games. Of the 31 casinos, the Silver Star is the only land-based casino in the state. Other casinos in the State must operate as dockside casinos and are moored on either the Mississippi River or the Mississippi Gulf Coast. The Silver Star is separated by an approximately two and one-half hour drive from its nearest significant competitor.

Competition

         The Tribe is the only legally authorized operator of land-based casinos in Mississippi. The Silver Star's primary competitors are the 30 casinos concentrated in Mississippi's three regional gaming markets: the North River Region, the South River Region and the Coastal Region. The Silver Star currently draws most of its customers from within a 150-mile radius, including Jackson, Mississippi, and also has established customer bases in Birmingham, Montgomery and Tuscaloosa, Alabama.

         The North River Region is located in Tunica County, approximately 180 miles northwest of the Silver Star, and currently has eleven dockside casinos along the Mississippi River. Major operators in this market include Boyd Gaming Corporation, Harrah's Entertainment, Inc., Hollywood Casino Corporation, Horseshoe Gaming, LLC, Isle of Capri Casinos, Inc., Mandalay Resort Group and Park Place Entertainment, Inc. Casinos in the North River Region attract a significant number of their customers from nearby Memphis, Tennessee and Little Rock, Arkansas.

         The South River Region is located along the southern portion of the Mississippi River, approximately 125 miles west of the Silver Star, and currently has seven dockside casinos in the cities of Vicksburg, Greenville and Natchez. Major operators in this market include Ameristar Casinos, Inc., Harrah's Entertainment, Inc., and Isle of Capri Casinos, Inc. The South River market customer base is primarily regional, with most customers coming from within a 50-mile radius.

         The Coastal Region is located approximately 200 miles south of the Silver Star along the Mississippi Gulf Coast and is the largest gaming market in Mississippi with dockside and riverboat casinos in Biloxi, Gulfport and Bay St. Louis. Major operators in this market include Park Place Entertainment Corporation, Pinnacle Entertainment, Inc., Penn National Gaming, Inc. and Isle of Capri Casinos, Inc. MGM MIRAGE entered the market in March 1999 with the opening of the Beau Rivage in Biloxi, Mississippi. In addition to attracting gaming customers from the local area, Gulf Coast casinos, particularly the Beau Rivage, which is located in a traditional regional beach resort area, tend to draw a significant number of customers from greater Mississippi and from outside the state.

Description of Material Agreements

The Compact

         The Tribe entered into the Tribal-State Compact for Regulation of Class III Gaming on the Mississippi Band of Choctaw Indians Reservation in Mississippi on December 4, 1992, which became effective on January 4, 1993 and was subsequently amended on August 26, 1994 and May 24, 1996. The Compact by its terms remains in effect until terminated by mutual consent of the parties or by Act of Congress. The Compact does not require the Tribe to make any contribution to the State of Mississippi except for reimbursement of expenses incurred by the State.

         Under the Compact, the Tribe is permitted to operate all Class III gaming allowed by Mississippi law and under the IGRA. This allows the Tribe to conduct most forms of Class III gaming, including slot machines. The Tribe currently has no Class II gaming operations.

         The Tribe is authorized to own and operate one or more casinos on its reservation. Reservation lands are land which are held in trust by the United States for the benefit of the Tribe as of October 17, 1988. The Tribe may not conduct Class III gaming on lands acquired by the United States in trust for the benefit of the Tribe after October 17, 1988, unless such lands are located within or continuous to the boundaries of the Tribe's reservation as of October 17, 1988 and the Secretary of the Interior and the Governor of the State of Mississippi determine that gaming on such lands would be in the Tribe's best interest and not be detrimental to the surrounding community. The Silver Star is wholly located on the Tribe's reservation. The location of all proposed buildings for the Golden Moon is also within the Tribe's reservation.

         Other provisions of the Mississippi Choctaw Compact provide as follows:

(1) The Tribe, the United States and the State of Mississippi exercise concurrent civil jurisdiction over Class III gaming activities at the Tribe's casinos. The Tribe exercises exclusive criminal and civil jurisdiction over Tribal members and all other Indians to the extent allowed by federal law, the United States retains its criminal jurisdiction over all of the Class III gaming on the reservation, and the State of Mississippi exercises exclusive or concurrent criminal jurisdiction over non-Indians as to some crimes to the extent allowed by federal law.

(2)  No person under the age of 21 is permitted to play any Class III game.

(3) Net revenues to the Tribe from Class III gaming will be used only in accordance with budgets adopted by resolution of the Tribal Council and to fund tribal government operations and programs, to provide for the general welfare of the members of the Tribe, to promote economic development, to donate to charitable organizations and to help fund the operations of local government agencies. Per capita payments to tribal members are limited to $1,000 per year.

(4) The Choctaw Gaming Commission, as established by the tribal government, has primary regulatory authority over the gaming activities of the Tribe. The Mississippi Gaming Commission cooperates with the Choctaw Gaming Commission and its agents have the right to inspect the operations of Class III gaming on reservation lands upon the presentation of appropriate identification to the on-site Choctaw Gaming Commission official without any further notice to the Choctaw Gaming Commission during normal business hours.

(5) The Tribe and the State of Mississippi shall mutually agree upon a budget for necessary and actual expenses that may be reasonably incurred by the State during the calendar year in connection with the gaming activities for regulation, enforcement and state-funded capital improvements that benefit the Tribe's casinos. The Tribe shall reimburse actual expenses specified in such budget incurred by the State within 30 days after the State submits a quarterly payment request. The Tribe and the State shall separately provide $250,000 each year in matching funds to be used for the advertising and promotion of tourism. The Tribe's contribution shall be paid in quarterly installments, conditioned on the Tribe receiving profits of at least $62,500 for the preceding quarter.

(6) The sale of alcoholic beverages on reservation lands designated by the Tribal Council as a resort area is permitted by the State of Mississippi. The Tribe is required to purchase alcoholic beverages exclusively from the State warehouse.

(7) All management officials and key employees and any other person who enters into a management contract with the Tribe is required to have a Class III gaming license or work permit issued by the Choctaw Gaming Commission.

Government Regulation

General

         The Enterprise is subject to special federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of casinos owned by an Indian tribe specifically. In addition, the Enterprise is regulated by federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which Indian gaming takes place and in which the Enterprise operates is only a summary and not a complete recitation of all applicable law. Moreover, this particular regulatory environment is more susceptible to changes in public policy considerations than others. It is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse impact on the Enterprise's operations.

Tribal Law and Legal Systems

 Applicability of Federal Law. Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. The power of Indian tribes to enact their own laws to regulate gaming, subject to Federal laws, derives from the exercise of tribal sovereignty. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and businesses conducting business on Indian lands, and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

 Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies. Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe such as the Enterprise), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies of tribal tribunals and, as to some judicial remedies, the tribe's consent to jurisdictional provisions contained in the disputed agreements. The United States Supreme Court has held that where a tribal court exists, the jurisdiction in that forum must first be exhausted before any dispute arising on or involving the affected tribe's reservation and to which the tribe, a tribal entity such as the Enterprise or a tribal member is a party, can be properly heard by federal courts which would otherwise have jurisdiction. Generally, where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court must first rule as to the limits of its own jurisdiction, subject to specific limited exceptions enumerated by the United States Supreme Court.

The Indian Gaming Regulatory Act of 1988

 Regulatory Authority. The operation of casinos and of all gaming on Indian land are subject to the Indian Gaming Regulatory Act of 1988. IGRA is administered by the National Indian Gaming Commission, or NIGC, an independent agency, within the U.S. Department of Interior, exercising primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of per capita distribution plans to tribal members and the approval of transfer of lands into trust status for gaming) are retained by the Bureau of Indian Affairs, or BIA, which is a bureau of the United States Department of the Interior. The BIA also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is a shared responsibility of the United States Department of Justice, the state in which the Tribe is located and the Tribe, in accordance with federal law.

         The NIGC is empowered to inspect and audit all Indian gaming facilities, to conduct background checks on all persons associated with Indian gaming, to hold hearings, issue subpoenas, take depositions, adopt regulations and assess fees and impose civil penalties for violations of IGRA. IGRA also provides for federal criminal penalties for illegal gaming on Indian land and for theft from Indian gaming facilities. The NIGC has adopted rules implementing specific provisions of IGRA. These rules govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and require an Indian tribe to have the sole proprietary interest in and responsibility for the conduct of any gaming. Tribes are required to issue gaming licenses only under articulated standards, to conduct or commission financial audits of their gaming enterprises, to perform or commission background investigations for primary management officials and key employees and to maintain facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing of gaming operation employees.

 Classes of Gaming. IGRA classifies games that may be conducted on Indian lands into three categories. "Class I Gaming" includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. "Class II Gaming" includes bingo, pulltabs, lotto, punch boards, non-banked card games, tip jars, instant bingo and other games similar to bingo, if those games are played at the same location as bingo is played. "Class III Gaming" includes all other forms of gaming, such as slot machines, video casino games, table games and other commercial gaming, such as sports betting and pari-mutuel wagering.

         Class I Gaming on Indian lands is within the exclusive jurisdiction of the Indian tribes and is not subject to IGRA. Class II Gaming is permitted on Indian lands if: the state in which the Indian lands lie permits such gaming for any purpose by any person, organization or entity; the gaming is not otherwise specifically prohibited on Indian lands by federal law; the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; the primary management officials and key employees are tribally licensed; and several other requirements are met.

         Class III Gaming is permitted on Indian lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformity with the terms of a tribal-state compact, which is a written agreement between the tribal government and the government of the state within whose boundaries the tribe's lands lie.

 Tribal-State Compacts. IGRA requires Indian tribes to enter into tribal-state compacts in order to conduct Class III Gaming. Such tribal- state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of such laws and regulations, taxation by the Indian tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for video gaming machines, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for indefinite duration. The Tribe's Compact has no fixed termination date and will continue in force until terminated by mutual agreement of the State and the Tribe or by Act of Congress.

         There has also been litigation challenging the authority of governors, under state law, to enter into tribal-state compacts. Federal courts have upheld the authority of the governors of Louisiana and Mississippi to enter into compacts, while the highest state courts of New Mexico and Kansas have held that the governors of those states did not have authority to enter into such compacts without the consent or authorization of the legislatures of those states. In the New Mexico and Kansas cases, the courts held that compacting is a legislative function under the respective state constitutions. The court in the New Mexico case also held that then existing state law did not permit casino-style gaming.

         The Enterprise's operation of gaming is subject to the requirements and restrictions contained in the Mississippi Choctaw Compact. The Mississippi Choctaw Compact authorizes the Tribe to conduct most forms of Class III gaming. For additional information, see "Description of Material Agreements-The Compact".

 Tribal Ordinances. Under IGRA, except to the extent otherwise provided in a tribal-state compact as described below, Indian tribal governments have primary regulatory authority over Class III Gaming on land within a tribe's jurisdiction. Therefore, the Enterprise's gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of the Tribe's ordinances and regulations regarding gaming.

         IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to (1) the ownership, security, personnel background, recordkeeping and auditing of a tribe's gaming enterprises; (2) the use of the revenues from such gaming; and (3) the protection of the environment and the public health and safety.

Possible Changes in Federal Law

         Several bills have been introduced in Congress which would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to the IGRA. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming, and may have an adverse effect on our results of operations or impose additional regulatory or operational burdens.

Employee and Labor Relations

         As of September 30, 2001, we had 2,351 full-time employees. We expect to hire approximately 2,000 additional full-time employees in connection with the opening of the Golden Moon. Pursuant to the ordinance establishing the Enterprise, we are required to extend preferential treatment to qualified members of the Tribe in recruitment, employment and promotion. Our employees are not covered by any collective bargaining agreements. We believe that our labor relations with our employees are good.

         We have developed and implemented training programs for Silver Star employees and believe that we will be able to hire and train a sufficient number of employees for the operation of both the Silver Star and the Golden Moon.


Item 2.  Properties

         The Enterprise currently operates the Silver Star and is constructing the Golden Moon, which the Enterprise will also operate upon its completion. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise. No consideration was or is intended to be given to the Tribe for such contribution. The Enterprise, however, does not and will not own the real property comprising the Silver Star and the Golden Moon. The United States government holds and will continue to hold all of the real property in trust for the benefit of the Tribe.


Item 3.  Legal Proceedings

         On July 26, 2001, a lawsuit was filed in Mississippi's First Judicial District of Hinds County Chancery Court by Eddie Fears, "a citizen and taxpayer", against Ronnie Musgrove, Governor of the State of Mississippi, Mississippi Gaming Commission and the members of the Mississippi Gaming Commission. Neither the Tribe nor the Enterprise are parties to the action. The plaintiff is seeking declaratory and injunctive relief against the Governor and Mississippi Gaming Commission. No monetary damages are being sought. The lawsuit alleges that the Tribal-State Compact entered into by the State of Mississippi and the Tribe is invalid for a number of reasons, including that the then-Governor of the State of Mississippi did not have the legal power to bind the State to the terms of the Compact. In 1994, the same legal issue was addressed by the United States District Court for the Southern District of Mississippi in Brantley Willis v. Governor Kirk Fordice, et al., 850 F. Supp. 523 (S.D. Miss. 1994), aff'd 55 F.3d 633 (5th Cir. 1995) (table). The Court ruled on April 8, 1994 that the Governor had the authority to enter into the Compact. The Tribe believes that the Federal Court's ruling in that case was correct and that the Compact is valid. It is not possible to predict the outcome of this lawsuit, and management is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of this lawsuit. We are also involved in litigation incurred in the normal course of business; however, we are not currently a party to any other material pending claim or legal action than what is discussed above.



Item 4. Submission of Matters to a Vote of Security Holders

None


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Enterprise has not issued or sold any equity securities.


Item 6.  Selected Financial Data

Selected Historical Financial and Other Data

         Prior to the establishment of the Enterprise, the Silver Star operated as a separate operating business entity of the Tribe. On October 12, 1999, the Tribe contributed the Silver Star to the Enterprise in a reorganization. This reorganization was accounted for as a reorganization of entities under common control. Effective July 1, 2001, the Tribe contributed Dancing Rabbit to the Enterprise. Prior to its contribution to the Enterprise, the Dancing Rabbit operated as a separate, wholly owned business enterprise of the Tribe. This reorganization is also accounted for as a reorganization of entities under common control. Accordingly, the financial statements of the Enterprise for all periods are presented as if the reorganizations occurred at the beginning of the earliest period presented and include the accounts of the Enterprise, the Silver Star, and the Dancing Rabbit on a historical cost basis, in a manner similar to the treatment found in a pooling of interests transaction. All intercompany balances and transactions have been eliminated. You should read the following financial data in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included in this Form 10-K.



                                                                   Fiscal Year Ended September 30,
                                                     -------------------------------------------------------------------
                                                           2001        2000         1999        1998        1997
                                                                                (in thousands)
Statement of Income Data:
 Net Revenues.............................                 $237,619    $248,227     $244,224    $233,411    $216,632
 Operating Income (a)...................                    109,315      40,050       87,310      92,622      88,970
 Net Income (a)...........................                   98,042      36,894       87,629      92,928      89,080

 Balance Sheet Data:
 Cash and cash equivalants..........                       $ 81,823    $ 34,780     $ 21,286    $ 20,732    $ 21,223
 Restricted cash............................                $ 2,568     $ 2,443      $ 2,295     $ 2,186     $ 1,689
 Total assets..............................                 386,847     195,698      175,704     179,122     174,989
 Total debt.................................                200,300      62,800        1,633       3,333       5,333
 Total owner's equity....................                   145,226     114,775      153,027     154,875     149,308


(a) In connection with the termination of the management agreement with Boyd Mississippi, Inc. ("Boyd"), a wholly owned subsidiary of Boyd Gaming Corporation, the Enterprise paid a $72.0 million one time payment to Boyd on February 1, 2000 resulting in the elimination of all future management fees under the management agreement. The $72.0 million payment was made from the proceeds of a $75.0 million term loan.



                    SELECTED QUARTERLY FINANCIAL INFORMATION
                             (unaudited, in thousands)

                                                        Fiscal Year Ended September 30, 2001
                        ------------------------------------------------------------------------------------------------------
                                               First            Second            Third            Fourth           Total
Net Revenues.............................    $ 57,156         $ 64,102          $ 59,093         $ 57,268        $ 237,619

Operating Income...................          $ 25,247         $ 32,548          $ 27,285         $ 24,235        $ 109,315

Net Income............................       $ 23,462         $ 30,630          $ 23,650         $ 20,300        $ 98,042




                                                        Fiscal Year Ended September 30, 2000
                        -----------------------------------------------------------------------------------------------------
                                               First            Second            Third            Fourth           Total
Net Revenues.............................    $ 58,572        $ 65,931           $ 61,314         $ 62,410         $ 248,227

Operating Income...................          $ 18,430        $ (40,300)         $ 30,615         $ 31,305         $ 40,050

Net Income............................       $ 18,512        $ (41,166)         $ 29,362         $ 30,186         $ 36,894



In December 1993, the Tribe entered into a management agreement with Boyd to finance the construction of and operate the Silver Star. The term of the management agreement was seven years, commencing upon the opening of the Silver Star on July 1, 1994. The Tribe effected an early termination of the management agreement on January 31, 2000. Pursuant to the provisions of the termination agreement, we made a termination payment to Boyd in the amount of $72.0 million on February 1, 2000. The termination payment is reflected in the second quarter for the fiscal year ended September 30, 2000. No further management fee payments are required to be made to Boyd under the management agreement.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a business enterprise of the Tribe. The Tribe established the Enterprise on October 12, 1999 for the purpose of operating the Silver Star, Golden Moon and related businesses. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise in a reorganization. No consideration was or is intended to be given to the Tribe for such contribution. Prior to the establishment of the Enterprise, the Silver Star operated as a separate, wholly owned business entity of the Tribe. On October 12, 1999, the Tribe contributed the Silver Star to the Enterprise in a reorganization. Both reorganizations were accounted for as reorganizations of entities under common control. Accordingly, the financial statements of the Enterprise for all periods are presented as if the reorganizations occurred at the beginning of the earliest period presented and include the accounts of the Enterprise, the Silver Star and the Dancing Rabbit on a historical cost basis, in a manner similar to the treatment found in a pooling of interests transaction.

     - On July 1, 1994, the Silver Star commenced operations as a hotel and casino on the Tribe's reservation in east-central Mississippi. At its opening, the Silver Star had approximately 1,300 gaming positions, 100 hotel rooms and three restaurants.

     - Hotel, convention and casino expansions and other major renovations were undertaken at the Silver Star in fiscal years 1995, 1996 and 1997.

     - At the beginning of fiscal 1998, the Silver Star had approximately 2,800 slot machines, 84 table games, 473 hotel rooms, five restaurants and a spa and fitness facility.

     - As of September 30, 2001, the Silver Star had approximately 85,000 square feet of gaming space, 3,156 slot machines, 82 table games, 498 hotel rooms, a 30,000 square foot conference facility and six restaurants.

     - In November 2000, a 1,100 space parking garage was completed adjacent to the Silver Star.

         In December 1993, the Tribe entered into a management agreement with Boyd to finance the construction of and operate the Silver Star. The term of the management agreement was seven years, commencing upon the opening of the Silver Star on July 1, 1994. The Tribe effected an early termination of the management agreement on January 31, 2000. Pursuant to the provisions of the termination agreement, we made a termination payment to Boyd in the amount of $72.0 million on February 1, 2000. In connection with the early termination, the Tribe entered into the $75.0 million term loan agreement with Bank of America, N.A., of which $72.0 million of the proceeds were used to fund the termination payment to Boyd; the term loan was amended and restated in December 2000 and assumed by the Enterprise. No further management fee payments are required to be made to Boyd under the management agreement. As a result of managing of the Silver Star independently, selling, general and administrative costs have increased.

         To accommodate customer demand and attract new patrons to the Pearl River Resort, we are developing the Golden Moon across the highway from the Silver Star.

     - The Golden Moon will be a full-service hotel and casino with 90,000 square feet of gaming space and 572 hotel rooms.

     - Construction of the Golden Moon has commenced and is expected to be completed by the second half of 2002.

     -    We expect the cost of developing,  constructing and opening the Golden
          Moon  to  be  approximately  $290.6  million,   including  pre-opening
          expenses, initial working capital and capitalized interest.

     - On January 24, 2001, the Enterprise entered into a $146.8 million guaranteed maximum price construction contract with W.G. Yates & Sons Construction for the "hard" costs associated with the construction of the Golden Moon.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year September 30, 2000

 Net Revenues. Net revenues for the fiscal year ended September 30, 2001 were $237.7 million compared to $248.2 million for the fiscal year ended September 30, 2000. The $10.5 million, or 4.2%, decrease in net revenues was primarily due to a decrease in gaming revenues. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

         Revenues were adversely affected by flooding that occurred during the quarter ended June 30, 2001. On April 4, 2001, the local community was devastated by heavy rains, resulting in widespread flash flooding which enveloped approximately one-half of the Silver Star's casino area. As a result, as many as 2,110 slot machines and six table games were inactivated for periods ranging from several hours to several days. The effect of the closing of a portion of the gaming floor, some retail outlets and restaurants, along with the related clean up, was a significant decrease in overall casino traffic during these periods. Additionally, the clean up and restoration process continued to significantly affect casino revenue for several weeks. Revenues for the month of April 2001 were significantly lower than those of April 2000 due to the affect of the flooding and related clean up. September 2001 revenues were also affected due to the disruption caused by the replacement of the carpeting on the casino floor. The carpet replacement was a direct result of the flooding experienced in April 2001.

         Revenues for the latter part of September 2001 were also negatively affected by the events of September 11, 2001. Although the affect was not as significant as reported by other jurisdictions, we did experience a decline in casino traffic. A more detailed discussion of the affect of the events of September 11, 2001 is provided later.

 Casino. Casino revenues were $221.3 million for fiscal 2001 compared to $231.8 million for fiscal 2000, a decrease of $10.5 million, or 4.5%. The decline in casino revenue for the fiscal year is discussed below.

         Table game drop was $171.4 million for fiscal 2001 compared to table game drop of $176.1 million for fiscal 2000, a decrease of $4.7 million or 2.7%. Table games revenue was $33.4 million for fiscal 2001 compared to $38.3 million for fiscal 2000, a decrease of $4.9 million, or 12.8%. The decrease in revenue is the result of the lower table drop combined with a lower hold percentage for fiscal 2001 as compared to fiscal 2000. Table game hold percentage was 19.5% for fiscal 2001 compared to 21.7% for fiscal 2000.

         Slot revenues were $186.6 million for fiscal 2001, compared to $192.0 million for fiscal 2000, a decrease of $5.4 million, or 2.8%. This decrease is primarily due to a decline in coin-in for fiscal 2001, compared to fiscal 2000. The decrease in coin-in is due in part to the effects of the flooding noted earlier as well as the decline in customer traffic described above.

 Food and beverage. Food and beverage revenues increased $1.4 million, or 7.1%, from $19.6 million in fiscal 2000 to $21.0 million in fiscal 2001. Complimentary revenues totaled $14.9 million for fiscal 2001 compared to $13.3 million for fiscal 2000, an increase of 12.0%. The increase in complimentary food and beverages was consistent with our plan to improve rewards to the Silver Star's frequent customers. During fiscal 2001, the Silver Star turned 1,357,700 covers with an average revenue per cover of $11.72 compared to 1,262,500 covers with an average revenue per cover of $10.89 for fiscal 2000.

 Rooms. Room revenues were $8.5 million for fiscal 2001 compared to $8.8 million for fiscal 2000, a decrease of $300,000 or 3.4%. This reflects a slight decrease in average daily room rate to $52.67 for fiscal 2001 from $53.73 for fiscal 2000. Our occupancy rate increased to 89.6% for fiscal 2001 compared to 88.6% for fiscal 2000. During fiscal 2001, 60.0% of our hotel revenue was attributable to rooms occupied by Silver Star customers on a complimentary basis. These complimentary revenues totaled $5.1 million for fiscal 2001 compared to $5.2 million for fiscal 2000, a decrease of 1.9%.

 Other. Other revenues were $9.5 million and $8.3 million for fiscal 2001 and 2000, respectively, representing an $1.2 million or 14.5% increase. Other revenues are comprised primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers and other miscellaneous items. Also included in other revenue is the revenue from the Dancing Rabbit. The increase in other revenue is directly attributable to the increase in convention center revenue and golf revenue. Convention center revenues were $2.3 million for fiscal 2001 compared to $1.5 million for fiscal 2000, an increase of $800,000 or 53.3%. The increase in convention center revenue is attributable to the quantity and quality of headline entertainment. Golf revenues were $3.6 million for fiscal 2001 compared to $3.2 million for fiscal 2000, an increase of $400,000 or 12.5%. The increase in golf revenue is attributable to increased golf rounds due to the combined marketing efforts of the Dancing Rabbit and the casino.

 Promotional Allowances. Promotional allowances were $22.6 million for fiscal 2001 compared to $20.2 million for fiscal 2000, an increase of $2.4 million or 11.9%. During fiscal 2001, promotional allowances increased to 8.7% of gross revenues from 7.5% during fiscal 2000. This increase is attributable to our efforts to attract new customers as well as to our plan to improve rewards for frequent customers.

 Costs and Expenses. Total costs and expenses were $128.4 million for fiscal 2001 compared to $208.2 million for fiscal 2000, a decrease of $79.8 million or 38.3%. The decrease is primarily due to our payment of the $72 million termination fee to Boyd in February 2000 and a decrease in management fees, offset by an increase in casino, selling, general and administrative costs, some of which reflect costs that Boyd historically had paid.

 Casino. Casino costs and expenses were $60.1 million for fiscal 2001, compared to $59.0 million for fiscal 2000, an increase of $1.1 million, or 1.9%. This increase was largely attributable to an increase in the cost of complimentaries provided to the casino department.

 Food and Beverage. Food and Beverage costs were $7.7 million for fiscal 2001, compared to $6.9 million for fiscal 2000, an increase of $800,000, or 11.6%. This increase was a direct result of costs incurred to improve food quality, primarily in the buffet and Terrace Cafe, improvements in the quality of service provided and the increased volume in our restaurants.

Other. Other costs and expenses were $7.4 million and $7.2 million for fiscal 2001 and 2000, respectively, representing an $200,000 or 2.8% increase. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit. Golf operating expenses were $4.2 million for fiscal 2001 compared to $4.1 million for fiscal 2000, an increase of $100,000 or 2.4%. The increase in golf operating expenses is attributable to increased golf rounds as noted earlier.

 Selling, General and Administrative. Selling, general and administrative costs and expenses were $33.9 million for fiscal 2001 compared to $28.3 million for fiscal 2000, an increase of $5.6 million, or 19.8%. This increase was largely the result of incurring costs that previously had been paid by Boyd as a result of assuming management responsibilities of the Silver Star.

 Management Fee. No management fee was paid for fiscal 2001 compared to $16.4 million for fiscal 2000. The decrease is due to the termination agreement with Boyd effective February 1, 2000.

 Management Agreement Termination Fee. In connection with the termination of the management agreement, we paid a $72.0 million one time payment to Boyd on February 1, 2000 resulting in the elimination of all future management fees under the management agreement. The $72.0 million payment was made from the proceeds of a $75.0 million term loan.

 Operating Income (loss). Operating income was $109.3 million for fiscal 2001 compared to operating income of $40.1 million for fiscal 2000, an increase of $69.2 million. The increase was due to the elimination of the management fee paid to Boyd and the payment of termination fee and, to a lesser extent, the revenue and expense variations previously discussed.

 Other Income (Expense). Other expense was $11.3 million for fiscal 2001 compared to other expense of $3.2 million for fiscal 2000, representing an increase of $8.1 million which is attributed to the effect of interest rate changes on our interest rate swap arrangement of $1.8 million and an increase in interest expense of $9.1 million, offset by an increase in interest income of $2.9 million. Other income (expense) is comprised of interest income minus interest expense and other expense.

         Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during fiscal 2001, the Enterprise recognized other expense of $1.8 million due to the effect of interest rate changes on the interest rate swap agreement.


Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

 Net Revenues. Net revenues for the fiscal year ended September 30, 2000 were $248.3 million compared to $244.2 million for the fiscal year ended September 30, 1999. The $4.1 million or 1.7% increase in net revenues was primarily due to an increase in casino revenues, and, to a lesser extent, to an increase in revenues from all other departments, offset in part by higher promotional allowances. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

 Casino. Casino revenues increased $3.5 million or 1.5% to $231.8 million for fiscal 2000 from $228.3 million for fiscal 1999. Table game revenues led the increase, rising to $38.3 million for fiscal 2000 from $34.7 million for fiscal 1999, an increase of $3.6 million or 10.4%. The increase in table game revenues was the result of increases in table game drop from $166.1 million in fiscal 1999 to $176.1 million in fiscal 2000, a 6% increase in activity. Table game hold percentage increased to 21.7% in fiscal 2000 from 20.9% in fiscal 1999. We believe that the increase in table game wagering volume was attributable to increased casino marketing efforts during the second half of fiscal 2000, primarily in proximate geographic areas in which the Silver Star historically had not conducted such marketing.

         Upon termination of our management agreement with Boyd, we commenced an aggressive campaign to replace many of the outdated slot machines at the Silver Star. From March 2000 through September 2000, we replaced approximately 400 machines and increased the total number of machines on the floor by 21 units. Despite the improvement in the quality of our slot machines and the slight increase in the total number of slot machines, slot revenues were virtually unchanged between fiscal 2000 and fiscal 1999 at $192.0 million and $191.9 million, respectively. This lack of change was due to a slight increase in coin-in, offset by a slight decline in slot win percentage for fiscal 2000. A primary factor affecting slot play during fiscal 2000 was construction activity associated with our new parking garage. In April 2000, we began construction of a 1,100 space parking garage that opened on November 17, 2000. During construction, approximately 500 parking spaces were taken out of service. We believe the decline in the number of available parking spaces affected slot revenues during high volume weekends and holidays. We believe that we were able to sustain slot revenues as a result of the casino marketing efforts during the second half of fiscal 2000.

 Food and Beverage. For fiscal 2000, food and beverage revenues were $19.6 million, an increase of $1.5 million or 8.3% from $18.1 million for fiscal 1999, primarily as a result of an increase in food and beverages provided to Silver Star customers on a complimentary basis. Complimentary revenues totaled $13.3 million for fiscal 2000 compared to $11.7 million for fiscal 1999, an increase of 13.7%. The increase in complimentary food and beverages was consistent with our plan to improve rewards to the Silver Star's frequent customers. During fiscal 2000, the Silver Star turned 1,262,500 covers with an average revenue per cover of $10.89 compared to 1,256,200 covers with an average revenue per cover of $10.21 during fiscal 1999.

 Rooms. Room revenues increased approximately $400,000 to $8.8 million for fiscal 2000 from $8.4 million for fiscal 1999, reflecting a slight increase in the average daily room rate to $53.73 for fiscal 2000 from $53.44 for fiscal 1999. Our occupancy rate increased to 88.6% for fiscal 2000 compared to 85.1% for fiscal 1999. During fiscal 2000, 59.3% of our hotel revenue was attributable to rooms occupied by Silver Star customers on a complimentary basis. These complimentary revenues totaled $5.2 million for fiscal 2000 compared to $4.5 million for fiscal 1999, an increase of 15.6%.

 Other. Other revenues were $8.3 million and $6.9 million for fiscal 2000 and 1999, respectively. Other revenues are composed primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers and other miscellaneous income. Also included in other revenue is the revenue from the Dancing Rabbit. The $1.4 million or 20.3% increase reflects a $700,000 or 15.9% increase in retail sales, partially offset by a decline in conference center revenues. The increase in retail sales was attributable to increased utilization of complimentaries in our retail stores by members of the Silver Star Players Club. Golf revenues were $3.2 million for fiscal 2000 compared to $2.5 million for fiscal 1999, an increase of $700,000 or 28.0%. The increase in golf revenue is attributable to increased golf rounds due to the combined marketing efforts of the Dancing Rabbit and the casino.

 Promotional Allowances. Promotional allowances totaled $20.2 million for fiscal 2000, representing a $2.7 million or 15.4% increase over promotional allowances of $17.5 million for fiscal 1999. During fiscal 2000, promotional allowances increased to 7.5% of gross revenues from 6.7% during fiscal 1999. This increase was attributable to our plan to improve rewards to frequent customers.

 Costs and Expenses. Total costs and expenses were $208.2 million for fiscal 2000 compared to $156.9 million for fiscal 1999, an increase of $51.3 million or 32.7%. This increase was primarily due to our payment of the $72 million management agreement termination fee in fiscal 2000, offset by a $27.1 million decrease in management fees to $16.4 million for fiscal 2000 from $43.5 million for fiscal 1999 as a result of our termination of the Boyd management agreement discussed above. In arriving at total costs and expenses, the overall decrease in management fees was partially offset by increases in casino and selling, general and administrative expenses described below. Our number of employees increased to 2,363 at September 30, 2000 from 2,289 at September 30, 1999.

 Casino. Casino costs and expenses were $59.0 million for fiscal 2000, an increase of $3.1 million or 5.5% from $55.9 million for fiscal 1999. This increase was largely attributable to a $1.7 million or 10.4% increase in the cost of complimentaries provided to the casino department.

 Other. Other costs and expenses were $7.2 million for fiscal 2000, representing a decrease of $700,000 or 8.9% from $7.9 million for fiscal 1999. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit. Golf operating expenses were $4.1 million for fiscal 2000 compared to $4.3 million for fiscal 1999, a decrease of $200,000 or 4.7%.

 Selling, General and Administrative. Selling, general and administrative costs and expenses were $28.3 million for fiscal 2000 compared to $23.0 million for fiscal 1999, an increase of $5.3 million or 23.0%. This increase was largely due to a $2.7 million or 50% increase in sales, advertising and promotional department expenses to $8.1 million for fiscal 2000 from $5.4 million for fiscal 1999, as a result of our increased casino marketing efforts during the second half of fiscal 2000. The increase in selling, general and administrative costs also reflects increases in general and administrative costs arising from the termination of the Boyd management agreement, which resulted in increases in expenses that were previously paid by Boyd under the terms of the management agreement. Such increases in fiscal 2000 compared to fiscal 1999 include:

     - increased costs for management information systems and accounting services of approximately $700,000 or 25%, reflecting central data processing and accounting previously provided by Boyd;

     - an increase in general and administrative salaries of approximately $900,000 or 34%, reflecting compensation of Silver Star senior management hired in connection with the termination of the Boyd management agreement; and

     -    increases   in  costs  for   insurance   and   professional   fees  of
          approximately $900,000 or 64%, reflecting such costs previously paid by Boyd.


 Management Fee. We paid management fees of $16.4 million in fiscal 2000 compared to $43.5 million in fiscal 1999. This decrease of $27.1 million was the result of the termination of the Boyd management agreement effective February 1, 2000.

 Management Agreement Termination Fee. In connection with the termination of the Boyd management agreement, we paid $72.0 million to Boyd on February 1, 2000 resulting in the elimination of all future management fees under the management agreement. The $72.0 million payment was made from the proceeds of a $75.0 million term loan.

 Operating Income. Operating income was $40.1 million in fiscal 2000 compared to $87.3 million in fiscal 1999. This $47.2 million or 54.1% decrease was primarily due to the payment of the one-time $72.0 million termination fee described above, and increases in selling, general and administrative costs and expenses offset by the $27.1 million reduction of the management fee to $16.4 million for fiscal 2000 and the revenue and expense variations previously noted.

 Other Income (Expense). Other expense was $3.2 million for fiscal 2000, an increase of $3.5 million from other income of $300,000 for fiscal 1999. Other income (expense) is comprised of interest income minus interest expense and other expense. The increase was attributable to interest expense on the term loan obtained in February 2000 to finance the management agreement termination fee.

Liquidity and Capital Resources

         As of September 30, 2001, 2000, and 1999, we held cash and cash equivalents of $81.8 million, $34.8 million, and $21.3 million, respectively. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $117.2 million in fiscal 2001 compared to $46.5 million in fiscal 2000. The increase of $70.7 million was due primarily to the increase in net income to $98.0 million in fiscal 2001 from $36.9 million in fiscal 2000. This increase reflects the $72.0 million management agreement termination fee paid on February 1, 2000, partially offset by a $27.1 million decrease in management fees paid during fiscal 2001 compared to fiscal 2000. Cash provided by operating activities was $101.9 million in fiscal 1999

         Cash used in investing activities in the fiscal year ended September 30, 2001 for capital expenditures totaled $47.7 million. The Enterprise also purchased $103.3 million in short term investments and received $21.4 million from the sale of short term investments in the fiscal year ended September 30, 2001. Cash used in investing activities in the fiscal year ended September 30, 2000 was primarily for capital expenditures and totaled $6.0 million. Cash used in investing activities in fiscal 2000 for capital expenditures totaled $5.9 million. This amount excludes $5.6 million payable to the Tribe at September 30, 2000 as reimbursement for the Tribe's construction of a parking garage adjacent to the Silver Star. For fiscal 2000, cash capital expenditures also exclude $7.3 million of other property and equipment contributed to the Enterprise at the Tribe's cost, consisting primarily of $6.9 million in architectural and design fees associated with the Golden Moon project. Cash used in investing activities in fiscal 1999 was primarily for capital expenditures and totaled $4.7 million.

         Our outstanding revolving credit facility restricts our ability to make capital expenditures. We may not spend more than $10 million on capital expenditures and improvements in any fiscal year for each of the Silver Star and Golden Moon (following its opening). In addition, we are limited to a maximum construction expenditure, exclusive of the Golden Moon project, which includes the parking garage adjacent to the Silver Star, of $25 million during the term of this loan. In the ordinary course of business, we will continue to maintain and improve the Silver Star as necessary to continue to provide a competitive and attractive facility to our customers. We intend to make capital expenditures up to the amounts permitted under our credit facilities to maintain the property.

         During the years ended September 30, 2001, 2000, and 1999, the Tribe made contributions of property and equipment to the Enterprise of $3.2 million, $7.3 million, and $3.5 million, respectively. Contributions of property and equipment to the Enterprise are made at the Tribe's discretion and the Tribe is not legally obligated to continue making any such contributions in the future. The revolving credit facility does not limit the Tribe's ability to make contributions of property and equipment to the Enterprise, and any such contribution would not impact the Enterprise's $10 million capital expenditure limitation described above.

         We had $2.6 million and $2.4 million of restricted cash as of September 30, 2001 and 2000, respectively. The balances are required by the Boyd management agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the management agreement was terminated. The claims reserve will survive for three years after the date of the termination of the management agreement. Any unused portion of the claims reserve at the end of the three-year period will become unrestricted.

         Cash provided by financing activities was $59.6 million in the fiscal year ended September 30, 2001 compared to cash used by financing activities of $27.0 million in the fiscal year ended September 30, 2000. The primary use of cash in each period was distributions to the Tribe of $96.9 million and $89.9 million in the fiscal years ended September 30, 2001 and 2000, respectively and the repayment of the term loan in the amount $62.5 million in the fiscal year ended September 30, 2001. The primary source of funds provided by financing activities was the issuance of $200.0 million in notes and the term loan to buyout the Boyd management contract in the amount of $75.0 million in the fiscal years ended September 30, 2001 and 2000 respectively. Cash used in financing activities was $96.7 million in fiscal 1999. The primary use of cash for fiscal 1999 was distributions to the Tribe of $99.4 million.

         Pursuant to the indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the term loan and will use the remaining proceeds (currently held as cash and short-term investments) to finance the construction of the Golden Moon. We anticipate that the revolving credit facility will remain undrawn until February 2002, when it will become necessary to use the proceeds from this facility, together with the net proceeds of the offering of the notes, to complete the Golden Moon.

         On December 19, 2000, we entered into a $125.0 million reducing senior secured revolving credit facility and amended our outstanding amortizing senior secured term loan. At September 30, 2001, no amounts were drawn on this facility and the term loan was paid in full.

         The terms of the notes and the revolving credit facility restrict our ability to sell or dispose of assets, incur additional debt or contingent obligations, extend credit, make investments, commingle our assets with the assets of other Tribal business enterprises, require us to maintain certain financial ratios, limit our ability to make distributions to the Tribe and limit the amount of capital expenditures we may incur related to the Silver Star.

         Through September 30, 2001, $60.7 million of the budgeted $290.6 million Golden Moon construction has been completed through contributions of cash and property and equipment from the Tribe. We anticipate the remaining $229.9 million of budgeted expenditures to be financed from cash on hand and short-term investments which includes the balance of the proceeds from the $200.0 million note offering and the $125.0 million facility. The Golden Moon is expected to be completed and opened in August 2002.

         The notes contain specific covenants that restrict our ability to borrow additional money, pay dividends or make other distributions, make investments, create liens, enter into specific transactions with affiliates, and sell specific assets or merge with or into another person. Under limited circumstances, the covenant limiting our ability to make specific payments, distributions and investments will be suspended. The indenture prescribes that the Enterprise may make an annual distribution to the Tribe (the "Annual Service Payment") in the amount of $55 million per year (payable in equal monthly installments), which amount is increased annually on each September 30, commencing with September 30, 2001, by 5% per annum. Any distributions to the Tribe are made at the Tribe's discretion, but distributions other than the Annual Service Payment (referred to as "Restricted Payments") are limited by the covenants of the indenture. The most significant of such covenants limit Restricted Payments such that the cumulative Restricted Payments from inception of the indenture shall not exceed 50% of the Enterprise's cumulative net income (with measurement commencing on January 1, 2001) plus $75 million. Restricted Payments are further limited by the Indenture's requirement for the Enterprise to maintain a minimum Fixed Charge Coverage Ratio (as defined) of 2.5 to 1 (increasing to 3.0 to 1 after December 31, 2001), and thus limiting the Enterprise's ability to incur additional debt to make Restricted Payments.

         We believe that existing cash balances, short-term investments, operating cash flow and anticipated borrowings under the credit facility and the proceeds from the notes will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe, foreseeable capital expenditure requirements at the Silver Star and construction, development and opening costs of the Golden Moon.

Affect of the Events of September 11, 2001

         The events of September 11, 2001 produced a negative impact on customer visitation and revenue for September 2001. Although the affects have not been as significant as reported by other gaming jurisdictions, we have experienced a decline in traffic and revenue. While local drive-in traffic continues, the long distance and commercial air travelers are making less frequent trips. This results in a reduction in both slot coin-in and table game drop. Increased marketing and advertising efforts have enabled us to maintain occupancy levels and local customer visits.

Recently Issued Accounting Standards

         The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Enterprise adopted SAB 101 during the fiscal year ended September 30, 2000 and such adoption had no impact on the Enterprise's financial statements.

         On January 1, 2001, the Enterprise adopted Emerging Issue Task Force Issues 00-14 and 00-22 ("EITF 00-14 and 00-22"). EITF 00-14 and 00-22 require that cash discounts and other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The adoption of EITF 00-14 and 00-22 did not have a material effect on the Enterprise's financial statements. There is no effect on previously reported net income.

Regulation and Taxes

         The Silver Star is subject to extensive regulation by the Choctaw Gaming Commission, and it is anticipated that the Golden Moon will also be subject to such regulation. Changes in applicable laws or regulations could have a significant impact on our operations.

         The Enterprise is owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the years ended September 30, 2001, 2000, or 1999, nor is it anticipated that the Enterprise will be subject to such taxes for the foreseeable future. Various efforts have been made in Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Impact of Inflation

         Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

Market Risk

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk, which was initially associated with our long-term debt. We had previously entered into the interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the indenture, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under our term loan. Upon the prepayment of the term loan, we did not settle the existing interest rate swap agreement, which will terminate on January 31, 2004. At September 30, 2001, the interest rate swap agreement had a notional amount of $45.3 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $2.2 million at September 30, 2001.

         Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

Item 8.  Financial Statements and Supplementary Data


                        Report of Independent Accountants




Mr. Phillip Martin, Chief
Mississippi Band of Choctaw Indians

Board of Directors
Choctaw Resort Development Enterprise

In our opinion, the accompanying balance sheets and the related statements of operations, owner's equity, and cash flows present fairly, in all material respects, the financial position of the Choctaw Resort Development Enterprise (the "Enterprise"), an unincorporated business enterprise of the Mississippi Band of Choctaw Indians, at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Enterprise's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP




Las Vegas, Nevada
November 9, 2001

Choctaw Resort Development Enterprise
Balance Sheets
September 30, 2001 and 2000
--------------------------------------------------------------------------------




                                                                             September 30,        September 30,
                             Assets                                              2001                 2000
                                                                           -------------------  -------------------
Current assets:
    Cash and cash equivalents                                                  $   81,822,543       $   34,779,920
    Short term investments                                                         81,949,037                    -
    Accounts receivable (net of allowance of $1,685,009
      and $845,259)                                                                 3,085,106            3,262,521
    Inventories                                                                     1,517,052            1,417,321
    Prepaid expenses and other                                                      1,784,209              914,674
                                                                           -------------------  -------------------
        Total current assets                                                      170,157,947           40,374,436

    Property and equipment, net                                                   206,222,932          151,962,227
    Restricted cash                                                                 2,568,256            2,443,344
    Deferred loan costs, net                                                        6,595,249              299,082
    Other assets                                                                    1,302,131              618,770
                                                                           -------------------  -------------------

        Total assets                                                           $  386,846,515       $  195,697,859
                                                                           -------------------  -------------------

                      Liabilities and Owner's Equity

Current liabilities:
    Current maturities of long-term debt                                         $    300,000       $   19,050,000
    Accounts payable                                                                2,519,767            2,186,913
    Construction accounts payable                                                  15,883,132                    -
    Due to Tribe                                                                       81,401            5,562,108
Accrued liabilities:
    Accrued payroll and related                                                     5,247,757            4,836,791
    Accrued expenses and other liabilities                                          7,991,053            5,513,488
    Accrued interest expense                                                        9,597,633               23,307
                                                                           -------------------  -------------------

        Total current liabilities                                                  41,620,743           37,172,607

Long-term debt, less current maturities                                           200,000,000           43,750,000

Commitments and contingencies                                                               -                    -

Owner's equity:
    Contributed capital                                                           181,552,126          151,844,084
    Retained earnings (deficit)                                                   (35,932,309)         (37,068,832)
    Accumulated other comprehensive loss                                             (394,045)                   -
                                                                           -------------------  -------------------
        Total owner's equity                                                      145,225,772          114,775,252
                                                                           -------------------  -------------------

        Total liabilities and owner's equity                                   $  386,846,515       $  195,697,859
                                                                           -------------------  -------------------


   The accompanying notes are an integral part of these financial statements.

Choctaw Resort Development Enterprise
Statements of Operations
For the years ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------



                                                         Year Ended            Year Ended            Year Ended
                                                        September 30,         September 30,         September 30,
                                                            2001                  2000                  1999
                                                   --------------------  --------------------  --------------------
Revenue:
    Casino                                             $   221,262,983       $   231,764,213       $   228,289,431
    Food and beverage                                       20,983,807            19,566,492            18,079,356
    Rooms                                                    8,463,478             8,763,236             8,412,111
    Other                                                    9,521,734             8,340,032             6,916,274
                                                   --------------------  --------------------  --------------------
Gross revenue                                              260,232,002           268,433,973           261,697,172
Less promotional allowances                                (22,612,559)          (20,206,918)          (17,473,273)
                                                   --------------------  --------------------  --------------------
        Net revenue                                        237,619,443           248,227,055           244,223,899
                                                   --------------------  --------------------  --------------------

Costs and expenses:
    Casino                                                  60,086,718            58,990,590            55,920,872
    Food and beverage                                        7,680,105             6,912,038             6,824,706
    Rooms                                                    1,500,193             1,404,184             1,268,988
    Other                                                    7,363,497             7,170,758             7,940,526
    Selling, general and administrative                     33,935,006            28,272,380            23,034,211
    Maintenance and utilities                                5,370,512             4,800,747             5,871,447
    Management fee                                                   -            16,413,592            43,457,949
    Depreciation                                            12,368,395            12,212,702            12,594,756
    Management agreement termination fee                             -            72,000,000                     -
                                                   --------------------  --------------------  --------------------
        Total                                              128,304,426           208,176,991           156,913,455
                                                   --------------------  --------------------  --------------------

Operating income                                           109,315,017            40,050,064            87,310,444
                                                   --------------------  --------------------  --------------------

Other income (expense):
    Interest income                                          3,682,974               796,614               533,096
    Interest expense                                       (13,117,655)           (3,953,040)             (214,120)
    Other income (expense)                                  (1,838,801)                    -                     -
                                                   --------------------  --------------------  --------------------
        Total                                              (11,273,482)           (3,156,426)              318,976
                                                   --------------------  --------------------  --------------------

Net income                                                  98,041,535            36,893,638            87,629,420
Other comprehensive income (loss)                             (394,045)                    -                     -
                                                   --------------------  --------------------  --------------------

Comprehensive income                                    $   97,647,490        $   36,893,638        $   87,629,420
                                                   --------------------  --------------------  --------------------


   The accompanying notes are an integral part of these financial statements.



Choctaw Resort Development Enterprise
Statements of Owner's Equity
For the years ended September 30, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------------



                                                                 Retained                 Accumulated
                                          Contributed            Earnings                    Other                     Total
                                           Capital              (Deficit)            Comprehensive Less          Owner's Equity
                                      --------------------  --------------------  ----------------------------  --------------------

Balances, September 30, 1998              $   134,565,119        $   20,309,561    $              -          $   154,874,680

    Net income                                          -            87,629,420                   -               87,629,420
    Contributed capital                         7,841,827                     -                   -                7,841,827
    Distributions                                       -           (97,318,690)                  -              (97,318,690)
                                      --------------------  --------------------  ----------------------------  --------------------

Balances, September 30, 1999                  142,406,946            10,620,291                   -              153,027,237

    Net income                                          -            36,893,638                   -               36,893,638
    Contributed capital                         9,437,138                     -                   -                9,437,138
    Distributions                                       -           (84,582,761)                  -              (84,582,761)
                                       --------------------  -------------------- ----------------------------  --------------------

Balances, September 30, 2000                  151,844,084           (37,068,832)                  -              114,775,252
                                       --------------------  -------------------- ----------------------------  --------------------
    Net income                                                       98,041,535                   -               98,041,535
    Contributed capital                        29,708,042                                         -               29,708,042
    Distributions                                                   (96,905,012)                  -              (96,905,012)
    Cumulative transition effect
      of adopting SFAS 133                                                                 (541,847)                (541,847)
    Reclassification adjustment
      under SFAS 133                                                                        147,802                  147,802
                                       --------------------  -------------------- ----------------------------  --------------------

Balances, September 30, 2001              $   181,552,126       $   (35,932,309)    $      (394,045)         $   145,225,772
                                       --------------------  -------------------- ----------------------------  --------------------


   The accompanying notes are an integral part of these financial statements.



Choctaw Resort Development Enterprise
Statements of Cash Flows
For the years ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------



                                                                  Year Ended        Year Ended         Year Ended
                                                                 September 30,     September 30,     September 30,
                                                                     2001              2000               1999
                                                                ----------------  ----------------  -----------------
Cash flows from operating activities:
    Net income                                                    $  98,041,535     $  36,893,638      $  87,629,420
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Cumulative effect of accounting change                             (541,847)                -                  -
    Depreciation and amortization                                    13,806,760        12,272,518         12,594,756
    Loss on disposal of property and equipment                          102,454            71,634            591,761
    Change in operating assets and liabilities:
      Accounts receivable, net                                          177,415           295,087         (1,247,432)
      Inventories                                                       (99,731)         (405,058)           (92,104)
      Prepaid expenses and other                                       (869,535)          561,548            427,987
      Other assets                                                     (656,790)          (41,764)          (157,938)
      Accounts payable and due to Tribe                              (5,229,254)         (253,613)         1,479,934
      Accrued liabilities                                            12,462,857        (2,909,774)           706,472
                                                                ----------------  ----------------  -----------------
Net cash provided by operating activities                           117,193,864        46,484,216        101,932,856
                                                                ----------------  ----------------  -----------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of amounts in
      construction accounts payable                                 (47,610,281)       (5,926,546)        (4,576,367)
    Proceeds from disposal of property and equipment                                       50,709                  -
    Purchase of short-term investments                             (103,391,616)                -                  -
    Proceeds from sale of short-term investments                     21,392,039                 -                  -
    Restricted cash                                                    (124,912)         (148,295)          (108,578)
                                                                ----------------  ----------------  -----------------
Net cash used in investing activities                              (129,734,770)       (6,024,132)        (4,684,945)
                                                                ----------------  ----------------  -----------------

Cash flows from financing activities:
    Proceeds from issuance of bonds                                 200,000,000                 -                  -
    Proceeds from issuance of long-term debt                                  -        75,000,000                  -
    Proceeds from note to Tribe                                               -                 -            300,000
    Repayment of long-term debt                                     (62,500,000)      (12,500,000)                 -
    Contribution of cash from Tribe                                  24,707,375         2,128,224          4,381,829
    Distributions to the Tribe                                      (96,905,012)      (89,902,518)       (99,375,965)
    Repayment of note payable to Boyd                                         -        (1,333,240)        (2,000,004)
    Loan fees paid                                                   (5,718,834)         (358,898)                 -
                                                                ----------------  ----------------  -----------------
Net cash provided by (used in) financing activities                  59,583,529       (26,966,432)       (96,694,140)
                                                                ----------------  ----------------  -----------------

Net increase in cash and cash equivalents                            47,042,623        13,493,652            553,771

Cash and cash equivalents at beginning of period                     34,779,920        21,286,268         20,732,497
                                                                ----------------  ----------------  -----------------

Cash and cash equivalents at end of period                        $  81,822,543     $  34,779,920      $  21,286,268
                                                                ----------------  ----------------  -----------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $   3,596,449     $   3,863,151      $     228,834
                                                                ----------------  ----------------  -----------------

    Cash received for interest                                    $   2,986,891     $           -      $           -
                                                                ----------------  ----------------  -----------------

Supplemental disclosure of non-cash investing and
    financing activities:
      Contributions of property and equipment from
        the Tribe                                                 $   3,156,740     $   7,308,914      $   3,459,998
                                                                ----------------  ----------------  -----------------
      Distributions to the Tribe accrued but not paid             $           -     $           -      $   5,319,757
                                                                ----------------  ----------------  -----------------
      Write-off of fully depreciated property and equipment       $      78,983     $      18,493      $   1,268,508
                                                                ----------------  ----------------  -----------------
      Disposals of equipment                                      $     312,553     $           -      $           -
                                                                ----------------  ----------------  -----------------
      Due to Tribe for property and equipment                     $      81,401     $   5,562,108      $           -
                                                                ----------------  ----------------  -----------------
      Contributions of other assets from the Tribe                $   1,843,927     $           -      $           -
                                                                ----------------  ----------------  -----------------
      Accounts payable for construction                           $  15,883,132     $           -      $           -
                                                                ----------------  ----------------  -----------------



   The accompanying notes are an integral part of these financial statements.

Choctaw Resort Development Enterprise
Notes to Financial Statements
--------------------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies

Description of Operations

The Choctaw Resort Development Enterprise (the "Enterprise") is an enterprise of the Mississippi Band of Choctaw Indians (the "Tribe"). The Enterprise was established on October 12, 1999 by the Tribe for the purpose of managing the existing and future Tribal gaming and other resort operations at the Tribe's Pearl River Community. Prior to July 1, 2001, the Silver Star Hotel and Casino (the "Silver Star") was the sole operating entity of the Enterprise. The Silver Star commenced operations of a gaming, hotel, conference center and restaurant complex near Philadelphia, Mississippi on trust lands of the Tribe on July 1, 1994. In addition, the Enterprise is currently developing a second hotel and casino, the "Golden Moon", to be located adjacent to the Silver Star.

In connection with the development of the Silver Star, the Tribe entered into a seven-year management agreement (the "Management Agreement") with Boyd Mississippi, Inc., a subsidiary of Boyd Gaming Corporation ("Boyd"), to construct and operate the Silver Star. The Tribe entered into a termination agreement (the "Termination Agreement") with Boyd to terminate the Management Agreement on January 31, 2000. Pursuant to the provisions of the Termination Agreement, the Enterprise made a termination payment to Boyd in the amount of $72 million on February 1, 2000.

Basis of Presentation

Prior to the establishment of the Enterprise, the Silver Star operated as a separate, wholly owned unincorporated business of the Tribe. On October 12, 1999, the Tribe contributed the Silver Star to the Enterprise. Due to the common control of the Silver Star and the Enterprise, the contribution was accounted for as a reorganization of entities under common control.

Effective July 1, 2001, the Tribe contributed Dancing Rabbit Golf Club (the "Dancing Rabbit") to the Enterprise. Prior to its contribution to the Enterprise, the Dancing Rabbit operated as a separate, wholly owned unincorporated business enterprise of the Tribe. Due to common control of the Dancing Rabbit and the Enterprise the contribution was accounted for as a reorganization of entities under common control.

The financial statements of the Enterprise for all periods are presented as if the contributions described above occurred at the beginning of the earliest period presented and include the accounts of the Enterprise, the Silver Star, and the Dancing Rabbit on a historical cost basis, in a manner similar to a pooling of interests.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit with banks and other financial institutions. The Enterprise considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments include debt securities and other investments, which mature within one year but do not qualify as cash equivalents. All short-term investments are classified as held-to-maturity because the Enterprise has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Inventories

Inventories, consisting primarily of food, beverage, and gift shop merchandise, are stated at the lower of cost or market. Cost is determined using the first-in, first-out inventory method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Costs of major construction, including interest incurred during construction of new facilities, are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposals of assets are recognized as incurred.

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $565,941 and $59,816 at September 30, 2001 and 2000, respectively.

Accounting for Derivative Instruments and Hedging Activities

On October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements of Financial Standards No. 138. See Note 4.

Contributed Capital

Contributed capital consists of (i) equipment and facilities related primarily to various construction and expansion projects since the Silver Star opened which have been funded by the Tribe and contributed upon their completion at the Tribe's cost, (ii) certain development costs for the Golden Moon, also funded by the Tribe and contributed at the Tribe's cost and (iii) cash to fund Golden Moon construction and development.

Casino and Other Revenue

Casino revenue is net win from gaming activities, which is the difference between gaming wins and losses. Gross revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:




                                                       Year Ended            Year Ended            Year Ended
                                                      September 30,         September 30,         September 30,
                                                          2001                  2000                  1999
                                                   --------------------  --------------------  --------------------
Food and beverage                                        $  15,329,781         $  13,104,757         $  11,684,335
Rooms                                                        3,465,643             3,134,430             3,031,001
Other                                                        2,815,409             1,783,529             1,604,804
                                                   --------------------  --------------------  --------------------

                                                         $  21,610,833         $  18,022,716         $  16,320,140
                                                   --------------------  --------------------  --------------------

Choctaw Resort Development Enterprise
Notes to Financial Statements
--------------------------------------------------------------------------------


Complimentary revenues have been earned in the following casino departments as follows:



                                                       Year Ended            Year Ended            Year Ended
                                                      September 30,         September 30,         September 30,
                                                          2001                  2000                  1999
                                                   --------------------  --------------------  --------------------
Food and beverage                                        $  14,930,850         $  13,343,244         $  11,712,208
Rooms                                                        5,078,394             5,195,611             4,476,735
Other                                                        2,603,315             1,668,063             1,284,330
                                                   --------------------  --------------------  --------------------

                                                         $  22,612,559         $  20,206,918         $  17,473,273
                                                   --------------------  --------------------  --------------------



Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Mississippi Band of Choctaw Indians, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to Federal or state income taxes for the years ended September 30, 2001, 2000 and 1999.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $5,285,965, $4,896,757, and $4,370,508 for the years ended September 30, 2001,
2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Enterprise include the estimated useful lives of depreciable assets and the estimated allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Preopening Expenses

Preopening costs are expensed as incurred and are included in selling, general, and administrative costs. Preopening costs incurred during the years ended September 30, 2001, 2000 and 1999, were $375,206, $0 and $0, respectively.

Choctaw Resort Development Enterprise
Notes to Financial Statements
--------------------------------------------------------------------------------


Note 2 - Property and Equipment

Property and equipment consists of the following:



                                                         Useful Lives         September 30,         September 30,
                                                            (Years)               2001                  2000
                                                       ------------------  --------------------  --------------------
Land and improvements                                                            $  16,799,809         $  16,825,721
Buildings and improvements                                   20-40                 124,375,524           116,807,731
Golf course improvements                                     5-15                    2,723,984             2,723,984
Furniture and equipment                                      5-10                   63,447,006            56,190,813
Vehicles                                                       3                       928,407               643,861
                                                                           --------------------  --------------------
                                                                                   208,274,730           193,192,110
Less accumulated depreciation                                                       65,804,004            53,724,690
                                                                           --------------------  --------------------

                                                                                   142,470,726           139,467,420
Construction in progress                                                            63,752,206            12,494,807
                                                                           --------------------  --------------------
                                                                                 $ 206,222,932         $ 151,962,227
                                                                           --------------------  --------------------


At September 30, 2001, construction in progress consists of $59,447,482 incurred related to the development of the Golden Moon, $847,384 incurred related to the development of an administrative building and $2,231,568 incurred related to the development of a hospitality institute. Construction in progress includes $1,225,772 of interest capitalized during the year ended September 30, 2001.


Note 3 - Restricted Cash

The Enterprise had $2,568,256 and $2,443,344 of restricted cash classified as a non-current asset as of September 30, 2001 and 2000, respectively. The balances represent cash reserve funds required by the Management Agreement for employment, workers compensation, and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The Claims Reserve will survive for three years after the date of the Termination Agreement and is governed by the terms of the Management Agreement. Any unused portion of the claims reserve at the end of the three-year period will become unrestricted.


Note 4 - Long-Term Debt

In March 2001, the Enterprise issued unsecured senior notes (the "Notes") in the amount of $200,000,000. The proceeds of the offering were used to retire the $75 million term loan described below and are being used to finance the construction of the Golden Moon. The Notes bear interest at 9.25% and require semiannual payments of interest beginning with the first payment on October 1, 2001 with the Notes maturing on April 1, 2009. The indenture governing the Notes (the "Indenture") contains certain financial covenants which restrict the Enterprise's ability to borrow money, pay dividends or make distributions, make investments, create liens, enter into certain transactions with affiliates and sell specific assets or merge with or into another entity. Under specific circumstances, the covenant limiting the Enterprise's ability to make certain payments, distributions and investments will be suspended.

After April 1, 2005, the Enterprise may redeem all or part of the Notes at specified redemption prices plus accrued and unpaid interest on the redemption date. The Notes are subject to redemption requirements imposed by certain gaming laws and regulations.

On February 1, 2000, the Enterprise entered into an installment note agreement (the "Loan") with Bank of America, N.A. in the amount of $75 million, using $72 million of the proceeds to terminate the Management Agreement described in Note
1. On April 24, 2001, the Loan was repaid from proceeds of the Notes.

Choctaw Resort Development Enterprise
Notes to Financial Statements
--------------------------------------------------------------------------------


On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. At September 30, 2001, there were no amounts drawn on the Facility. For the year ended September 30, 2001, the Enterprise paid commitment fees totaling $125,861 on the Facility.

The Facility is collaterized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility will reduce quarterly beginning on the earlier of December 31, 2002 or the last day of the first full fiscal quarter following the completion of the Golden Moon, in the amount of $6.25 million per quarter, until the amount of the facility has been reduced to $40 million. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement. Additionally, the Enterprise is not permitted to expend more than $325 million for the completion of the Golden Moon project and has agreed to cause the Golden Moon to be opened and available for gaming patrons by September 30, 2002.

On October 26, 1999, the Enterprise, entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly.

As of September 30, 2001, management believes that the Enterprise is in compliance with all debt covenants under the Notes and the Facility.

The Enterprise entered into an interest rate swap agreement for the purpose of fixing interest rates on the Loan, thus reducing exposures to interest rate fluctuations. At September 30, 2001, the Enterprise's interest rate swap had a notional amount of $45,312,500. This agreement effectively fixed the interest rate on the Loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. As discussed above, the Loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the interest swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2000 through September 30, 2001, the Enterprise recognized other expenses of $1,838,801 and a related increase in accrued expenses and other liabilities representing the effect during this period of interest rate charges. Reclassifications from other comprehensive income during the period from October 1, 2000 through September 30, 2001 are $147,802.


Note 5 - Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, short-term investments, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $198,000,000 at September 30, 2001 based on quoted market prices on or about September 30, 2001.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counter party. The fair value liability of the Enterprise's interest rate swap at September 30, 2001 was $2,232,846 and is included in accrued expenses and other liabilities.

Choctaw Resort Development Enterprise
Notes to Financial Statements
--------------------------------------------------------------------------------


Note 6 - Leases

The Enterprise leases various equipment and advertising billboards under operating leases. The initial terms of these leases range from one to five years. Future minimum lease payments required under the operating leases as of September 30, 2001 are as follows:



             2002                                                                        $ 296,922
        Thereafter                                                                               -
                                                                                    ---------------

                                                                                         $ 296,922
                                                                                    ---------------



Rent expense incurred under operating leases was $652,006, $697,621 and $790,678 for the years ended September 30, 2001, 2000 and 1999, respectively.


Note 7 - Enterprise Licensing and Regulation

The Mississippi Band of Choctaw Indians, by vote of the Tribal members, authorized casino gaming on Tribal lands located in Mississippi. In accordance with the Indian Gaming Regulatory Act, the Tribe signed a Tribal-State Compact with the State of Mississippi on December 4, 1992 and enacted ordinances authorizing bingo (Class II) and casino-type (Class III) gaming. The Tribal Council created the Choctaw Gaming Commission and authorized it as the regulatory agency responsible for the licensing of the Casino and the on-site regulation of the gaming operations. The Choctaw Gaming Commission has promulgated regulations that govern the gaming operations.

Note 8 - Management Agreement and Other Transactions with Boyd

The Tribe entered into the seven-year Management Agreement and received in December 1993, the necessary approvals from the National Indian Gaming Commission to construct and operate the Silver Star. The Tribe contracted with Boyd to finance the original construction of the Silver Star property and to manage the Silver Star for a term of seven years. Boyd paid the Tribe a fee of $1,000,000 for the Management Agreement. The Management Agreement provided for a management fee payable monthly to Boyd equal to 30% of the operating profits (as defined) of the Silver Star in the first five years of the Agreement, and 40% in the sixth and seventh years. The Termination Agreement discontinued the payment of management fees to Boyd for operating profits earned subsequent to January 31, 2000. Certain termination adjustments were recorded by the Enterprise for which the management fee was adjusted based upon terms agreed upon by the Tribe and Boyd pursuant to the provisions of the Termination Agreement.

Management fees paid to Boyd for the years ended September 30, 2000 and 1999 totaled $16,413,592 and $43,457,949, respectively. No amounts were paid for management fees for the year ended September 30, 2001. Boyd paid certain expenses including customer airfare, legal fees, and other administrative expenses, which were reimbursed by the Enterprise. The Enterprise paid, $1,054,684 and $3,315,922 under this arrangement for the years ended September 30, 2000 and 1999, respectively. No amounts were paid under this arrangement for the year ended September 30, 2001. Prior to February 1, 2000, the Enterprise provided for employee health coverage after a pre-determined waiting period through a self-insured plan administered by Boyd. Administration fees related to this plan were $36,000 and $108,000 for the years ended September 30, 2000 and 1999, respectively. No amounts were paid related to administration fees for the year ended September 30, 2001.


Note 9 - Related Party Transactions

Net distributions to the Tribe were $96,905,012, $84,582,761 and $97,318,690 for the years ended September 30, 2001, 2000 and 1999, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion, subject to the distribution restrictions under the Notes described in Note 4.

Choctaw Resort Development Enterprise
Notes to Financial Statements
--------------------------------------------------------------------------------

Subsequent to January 31, 2000, employees of the Enterprise are provided health coverage through the Tribe's health plan. The Enterprise and its employees paid $7,856,211 and $4,549,758 to the Tribe under this arrangement for the years ended September 30, 2001 and 2000, respectively.

The Enterprise collects from customers and remits to the Tribe a 7% sales tax on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $778,561, $816,761 and $885,389 for the years ended September 30, 2001, 2000 and 1999, respectively. For the years ended September 30, 2001, 2000 and 1999, the Enterprise paid rent and purchased certain goods and services from the Tribe and its businesses in the amount of $3,276,271, $9,218,753 (which includes $5,562,108 payable to the Tribe at September 30, 2000 for the construction of the parking garage) and $1,784,878, respectively.

The Enterprise paid $250,000 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the years ended September 30, 2001, 2000 and 1999 under the Tribal-State Compact. The Choctaw Gaming Commission was paid $2,281,082, $2,317,642 and $2,282,894 for the years ended September 30, 2001,
2000 and 1999, respectively, for fees assessed at 1% of gaming revenues as defined per the Tribal Code.

The Enterprise paid $1,896,519 and has incurred an additional $729,430 payable to the Choctaw Development Enterprise for the construction of administrative offices and a hospitality institute for the year ended September 30, 2001.

During the years ended September 30, 2001, 2000 and 1999, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $3,156,740, $7,308,914 and $3,459,998, respectively. During the twelve months ended September 30, 2001, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $1,843,927. During the twelve months ended September 30, 2001, the Tribe contributed $24,707,375 in cash to the Enterprise to fund Golden Moon construction. During the year ended September 30, 2000 the Tribe contributed $2,128,224 in cash to the Enterprise.

As of September 30, 2001 the Tribe had outstanding liabilities of $5.5 million under credit facilities with $8.0 million available in borrowings, which did not preclude recourse to assets held by the Enterprise.


Note 10 - Employee Benefit Plans

Through January 31, 2000, the employees of the Enterprise were employees of Boyd with the Enterprise incurring all salary and related expenses. As employees of Boyd, the Enterprise's employees participated in Boyd's profit sharing plan and retirement savings plan. The Enterprise expensed contributions of $65,267 and $302,710 for the years ended September 30, 2000 and 1999, respectively.

Subsequent to January 31, 2000, employees of the Enterprise became eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $1,780,837 and $1,137,653 to this plan for the years ended September 30, 2001 and 2000, respectively.

The Enterprise has no formal commitments to provide post-retirement health care benefits to retirees.


Note 11 - Contingencies

The Enterprise is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Enterprise's financial position, results of operation or cash flows.

Choctaw Resort Development Enterprise
Notes to Financial Statements
--------------------------------------------------------------------------------


On July 26, 2001, a lawsuit was filed in a Mississippi state court by Eddie Fears, "a citizen and taxpayer", against Ronnie Musgrove, Governor of the State of Mississippi, the Mississippi Gaming Commission and the members of the Mississippi Gaming Commission. The lawsuit alleges that the Tribal-State Compact entered into by the State of Mississippi and the Tribe is invalid for a number of reasons, including that the then-Governor of the State of Mississippi did not have the legal power to bind the State to the terms of the Compact. In 1994, the same legal issue was addressed by the United States District Court for the Southern District of Mississippi in Brantley Willis v, Governor Kirk Fordice, et al., U.S.D.C. Southern District of Mississippi, Jackson Division, Civ. No 3:93-CV-818BN (1994). The Court ruled on April 8, 1994 that the Governor had the authority to enter into the Compact. The Tribe believes that the Federal Court's ruling in that case was correct and that the Compact is valid. It is not possible to predict the outcome of this lawsuit, and management is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of this lawsuit.

The Enterprise has entered into a guaranteed maximum price contract with W.G. Yates & Sons Construction ("Yates"), which covers $146.8 million of the "hard" costs of constructing the Golden Moon. This contract requires Yates to provide a payment and performance bond for the entire contract price of $146.8 million. Yates may require modifications to plans and specifications, including some changes arising from proposed change orders by the Enterprise, provided that no such required modifications may be inconsistent with the description of the Golden Moon contained in the contract or with budgeted line items. The Enterprise is required to approve any change order.

The remaining $142.5 million of budgeted costs includes Enterprise-managed construction (approximately $26.0 million), additional furniture, fixtures and equipment, certain "soft" costs, which include fees of the architect, attorneys and other professionals, pre-opening expenses, capitalized interest and other costs that are not "hard" costs. Accordingly, neither the construction contract's guaranteed maximum price nor other safeguards against cost overruns, other than the Enterprise's budget contingency of $13.0 million, will provide any guaranty against increased costs relative to excluded items.


Note 12 - Subsequent Events

On November 6, 2001 and November 29, 2001, the Enterprise distributed $6,225,337 and $5,741,741 to the Tribe, respectively. On October 1, 2001 the Enterprise made a $9,301,389 interest payment on the Notes.


Note 13 - Recently Issued Accounting Pronouncements

On January 1, 2001, the Enterprise adopted Emerging Issue Task Force Issues 00-14 and 00-22 ("EITF 00-14 and 00-22"). EITF 00-14 and 00-22 require that cash discounts and other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The adoption of EITF 00-14 and 00-22 did not have a material effect on the Enterprise's financial statements. There is no effect on previously reported net income.

The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Enterprise adopted SAB 101 during the fiscal year ended September 30, 2000 and such adoption had no impact on the Enterprise's financial statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Choctaw Resort Development Enterprise

         The Tribe established the Enterprise on October 12, 1999, as an unincorporated business enterprise of the Tribe, to operate the Silver Star and the proposed Golden Moon. The Enterprise is governed by a five-member Board of Directors, which consists of the Tribal Chief, the Secretary-Treasurer of the Tribal Council and three other members appointed by the Tribal Council. The Tribal Chief and the Secretary-Treasurer serve on the Board of Directors during their term of office on the Tribal Council. The other members of the Board of Directors serve staggered four-year terms. To establish staggered terms, the initial terms of such members are either two years or four years as determined by the Tribal Council.

Enterprise Management

         The table below sets forth the names, ages and positions of the executive officers of the Enterprise.

Name                                    Age  Position
----                                    ---  --------

Jay Dorris.............................. 37  President
Michael Donald.......................... 37  Vice President of Resort Finance
James Angus............................. 56  Vice President of Construction
                                             Operations
Donna Brolick........................... 38  Vice President of Human Relations

         Jay Dorris assumed the position of President for the Enterprise in August 2001. Mr. Dorris has over 10 years experience in architectural and project development. For over ten years, Mr. Dorris has worked directly and indirectly for the Tribe developing various projects, including most recently serving as Tribal Project Manager for the Golden Moon project and the Tribe's recreational lake project.

         Michael Donald assumed the position of Vice President of Resort Finance for the Enterprise in August 2001. Mr. Donald is a Certified Public Accountant with over 13 years experience in accounting and financial management. For the past three years, Mr. Donald has served as Director of Tribal Gaming Audit and Financial Compliance for the Tribe. Mr. Donald began his career with KPMG Peat Marwick and spent eight years in public accounting before joining the Tribe as Senior Internal Auditor in May 1996.

         James Angus assumed the position of Vice President of Construction Operations for the Enterprise in August 2001. Mr. Angus has over 32 years experience in the construction industry. For the previous four years, Mr. Angus worked as a Vice President of Operations and Construction for Boyken International, Inc. From the end of 1994 until mid-1997, he worked as a general contractor for Precept Builders.

         Donna Brolick assumed the position of Vice President of Human Relations for the Enterprise on October 1, 2001. Ms. Brolick has both bachelors and masters degrees in Public Administration from the University of Mississippi. Prior to joining the Enterprise, Ms. Brolick served as Human Resources Director with the Mississippi Department of Education for over 8 years. Ms. Brolick has approximately 14 years experience in the field of Human Resources.

Board of Directors

         The table below sets forth the names, ages and positions of our directors and the year in which their current term expires.

Name                                Age  Position          Current Term Expires
----                                ---  --------          --------------------

Phillip Martin...................... 75  Chairman                   2003
Harrison Ben........................ 66  Secretary-Treasurer        2003
Rufus Tubby......................... 48  Vice-Chairman              2003
Gerald Stoliby...................... 33  Director                   2005
Billy Chickaway..................... 51  Director                   2005


         Set forth below is a description of the current business experience during the past five years of each of the directors listed above.

         Chief Phillip Martin has been elected to six four-year terms as Tribal Chief and has served as a leader of the Tribe for over 40 years. After returning from a ten-year tour in the Air Force, Chief Martin is credited with introducing the Tribe into various industries including the production of wire harnesses for automobiles, greeting cards, electronic components, plastics, printing and publishing and casino gaming. As a result, unemployment on the Tribe's reservation has dropped from 75% in the 1970s to around 2.6% today.

         Harrison Ben has been a member of Tribal Council for five years.

         Rufus Tubby has been a member of the Tribal Council for approximately 10 years.

         Gerald Stoliby has been a member of the Tribal Council for four years. Mr. Stoliby is the President, Chief Executive Officer and majority owner of Choctaw Paper Company, Inc., a private coarse paper and janitorial supply company.

         Billy Chickaway has been a member of the Tribal Council for four years.

Compensation of Directors

         Members of our Board of Directors do not receive any compensation from the Enterprise or the Tribe for their services as members of our board or any committee thereof.

Silver Star Management Team

         The table below sets forth the names, ages and positions of the executive officers of the Silver Star as of September 30, 2001.

Name                                  Age  Position
----                                  ---  --------

Doug Pattison *....................... 47  Chief Executive Officer, Silver Star
Richard Stewart....................... 49  Marketing Director
Joe Cavilla........................... 60  Slot Operations Director
Thomas Allard......................... 45  Table Games Director


         Doug Pattison assumed the role of Chief Executive Officer of the Silver Star in December, 1999. He has 18 years of experience in the casino and hospitality industry. He helped open the Sheraton Casino and Hotel, Tunica, Mississippi and served as the General Manager and Senior Vice President of the Sheraton-Tunica for six years prior to joining the Silver Star.

         Richard Stewart has over 25 years experience in the gaming industry. He was hired at the Silver Star in 1996 as marketing director and remained in that position following the management transition from Boyd Gaming. Prior to joining the Silver Star, Mr. Stewart was the marketing director for Boomtown Casino based in Reno, Nevada from 1993 to 1996.

         Joseph L. Cavilla assumed the position of slot operations director at the Silver Star in February 2000. He came to the Silver Star from the ITT Sheraton in Tunica, Mississippi where he worked from 1998 to 2000. Mr. Cavilla has over twenty years of experience in the gaming industry. He previously worked at the ITT Sheraton, Halifax, Nova Scotia from 1995 to 1998, and the Bally's Moon Landing, Tunica from 1993 to 1995.

         Thomas Allard has over sixteen years experience in the gaming industry. In March of 1994, Mr. Allard began his employment with the Silver Star as Casino Shift Manager and was promoted to Director of Table Games as of February 2000.

         * On December 13, 2001 a Settlement and General Release Agreement was entered into between Mr. Pattison and the Enterprise. This agreement terminates the employment of Mr. Pattison effective December 13, 2001. The Enterprise is currently searching for a candidate to fill this position

Mississippi Band of Choctaw Indians

         The Mississippi Band of Choctaw Indians is a federally recognized, self governing Indian tribe with approximately 8,300 enrolled members, most of whom live on or near the Tribe's 29,000-acre reservation in east-central Mississippi. Pursuant to the Tribe's Constitution, an elected Tribal Chief and a 16-member Tribal Council govern the Tribe and oversee all Tribal government operations and services. The Tribe's Constitution vests all executive powers of the Tribe in the Tribal Chief and all legislative powers in the Tribal Council, including the power to establish unincorporated business enterprises of the Tribe. The Tribal Chief is the principal executive officer of the Tribe. The Tribal government has functions similar to local, state and federal governments and is responsible for providing Tribal members with education, healthcare, job training, housing, police and fire protection, Tribal courts, utilities and other community infrastructure. The Tribe operates the largest unified reservation school system in the United States, with more than 1,700 students enrolled in kindergarten through grade twelve.

         The Tribe is one of the ten largest employers in Mississippi with more than 6,600 permanent, full-time employees and an annual payroll of approximately $120 million. The Tribe has nine manufacturing plants on its reservation, which provide supplies to the automotive industry and other companies, including Caterpillar. In addition, the Tribe operates the Silver Star and the 36-hole Dancing Rabbit Golf Club through the Enterprise.

Tribal Council

         The Tribe is governed by the Tribal Chief and a 16-member Tribal Council that is responsible for passing all tribal laws and regulations on the reservation. Tribal Council members are elected for staggered four-year terms from the seven communities comprising the Tribe's reservation.

         The table below sets forth information about the Tribal Council.

Name                         Position                   Age   Experience
----                         --------                   ---   ----------

Phillip Martin.............. Tribal Chief                75   Over 40 years
Harrison Ben................ Tribal Secretary/Treasurer  66   5 years
Gerald Stoliby.............. Tribal Councilman           33   4 years
Bobby Thompson.............. Tribal Councilman           55   4 years
Billy Chickaway............. Tribal Councilman           51   4 years
Richard Isaac............... Tribal Councilman           35   1 year
Brenda Stephens............. Tribal Councilman           40   4 years
Dorothy Farve............... Tribal Councilman           47   2 years
Linda Farve................. Tribal Councilman           51   2 years
Woodlin Lewis............... Tribal Councilman           60   7 years
Edward Wesley............... Tribal Councilman           43   5 years
Rufus Tubby................. Tribal Councilman           48   10 years
Birdie Steve................ Tribal Councilman           50   2 years
Beasley Denson.............. Tribal Councilman           51   4 years
Roger Anderson.............. Tribal Councilman           54   14 years
Ronnie Henry, Sr............ Tribal Councilman           42   Newly elected
Claude Johnson.............. Tribal Councilman           44   Newly elected

Item 11.  Executive Compensation

 Summary Compensation Table

         This section provides certain summary information concerning compensation paid by the Enterprise to its senior executive officers.



                                        Fiscal    Annual                                       Other Annual
     Name and Principal Position         Year    Salary   (1)  Salary   (1)  Bonus   (2)       Compensation

 Jay Dorris, President and CEO           2001     212,500        24,519 (6)        -                     -
                                         2000           -             -            -                     -

 Doug Pattison, Chief Executive Officer, 2001     400,000       400,000      122,600   (7)               -
      Silver Star                        2000     400,000       333,333      102,267                40,000 (3)

 James Angus, Vice President of          2001     210,000        18,577 (6)        -                28,159 (4)
      Construction Operations            2000           -             -            -                     -

 Michael A. Donald, Vice President of    2001     135,000        15,577 (6)        -                     -
      Resort Finance                     2000           -             -            -                     -

 Richard Stewart, Director of Marketing  2001     120,000       116,423            -                     -
                                         2000     110,000        73,616 (5)   22,499                     -



(1) Prior to February 1, 2000, all employees of the Enterprise were employed by Boyd and as such, the salaries were paid by Boyd and charged to Silver Star for periods prior to February 1, 2000. Therefore, no amounts are shown for fiscal year 1999.

(2) Silver Star employees are eligible to receive a performance based bonus at the annual discretion of the Board of Directors. As of the date of the filing of this annual report, bonuses had not been authorized by the Enterprise's Board of Directors for the fiscal year 2001, except for the bonus for Doug Pattison.

(3) Mr. Pattison was provided with a relocation allowance of $40,000 that was paid in fiscal 2000. The Enterprise provides Mr. Pattison with an automobile at its expense.

(4) Mr. Angus received a one-time payment of $25,000 upon employment with the Enterprise. Mr. Angus was provided with a relocation allowance of $3,159 that was paid in fiscal 2001. The Enterprise provides Mr. Angus with an automobile at its expense.

(5) Mr. Stewart and Mr. Allard were employed by Boyd prior to February 1, 2000, and as such, they had salaries paid by Boyd and charged to Silver Star for the period October 1, 1999 through January 31, 2000.

(6) Mr. Dorris and Mr. Donald were employed by the Tribe prior to August 6, 2001, and as such, they had salaries paid by the Tribe for the period October 1, 2000 through August 6, 2001. Mr. Angus began his employment on August 6, 2001. Prior to that time he was not employed by the Tribe or any of its enterprises.

(7) The Enterprise's Board of Directors authorized the bonus for Doug Pattison for the fiscal year 2001 as part of the Settlement and General Release Agreement dated December 13, 2001.

Employment Contracts

 Jay Dorris

         An agreement to employ Mr. Dorris as the President was executed on August 6, 2001. The employment agreement provides for a term ending August 5, 2005, renewing automatically for one-year periods after the end of the initial four-year term.

         Mr. Dorris will receive a base salary of $212,500 which amount was pro-rated for the two months he was employed in fiscal year 2001. Mr. Dorris also has the opportunity to receive an incentive bonus based on the Silver Star bonus program approved by the Board of Directors on May 3, 2001.

         Mr. Dorris is entitled to all amounts due under the agreement, unless he resigns or is terminated by the Enterprise for cause or under other limited circumstances, in which case he will only be entitled to payments of salary and bonus earned but unpaid to the date of resignation or termination, as the case may be.

Doug Pattison

         An agreement to employ Mr. Pattison as the Chief Executive Officer of the Silver Star was executed on December 1, 1999. The employment agreement provides for a term ending September 30, 2005, renewing automatically for one-year periods after the end of the initial five-year term.

         Mr. Pattison received a pro-rated annual base salary of $333,333 for the ten months he was employed in fiscal year 2000, and will receive a base salary of $400,000 in subsequent years. Mr. Pattison also has the opportunity to receive an incentive bonus based on the Silver Star bonus program approved by the Board of Directors on May 3, 2001.

         On December 13, 2001 a Settlement and General Release Agreement was entered into between Mr. Pattison and the Enterprise. This agreement terminates the employment of Mr. Pattison effective December 13, 2001. The agreement calls for the Enterprise to pay Mr. Pattison a gross sum of $800,000 as severance pay as well as $122,600 for bonuses earned for the fiscal year 2001, $25,000 for bonuses earned for the fiscal year 2002 up to and until the effective date of termination, and $43,638 of accrued and unused vacation time.

 Michael Donald

         The Enterprise has reached an arrangement to employ Mr. Donald as the Enterprise's Vice President of Resort Finance. Mr. Donald has an initial four-year contract through August 2005, with an annual salary of $135,000. Mr. Donald will also receive the typical fringe benefits of tribal employees.

 James Angus

         The Enterprise has reached an arrangement to employ Mr. Angus as the Enterprise's Vice President of Construction Operations. Mr. Angus has an initial four-year contract through August 2005, with an annual salary of $210,000. Mr. Angus will receive typical moving expenses, temporary living quarters, the use of an automobile and other typical fringe benefits of tribal employees. Mr. Angus will also receive a one-time payment of $25,000.

Donna Brolick

     The Enterprise has reached an arrangement to employ Ms. Brolick as the Enterprise's Vice President of Human resources. Ms. Brolick has an initial four-year contract through October 2005, with an annual salary of $90,000. Ms. Brolick will also receive typical moving expenses and other typical fringe benefits of tribal employees.

Golden Moon Management

         We intend to hire a management team for the Golden Moon upon its completion that has experience in gaming comparable to that of the management and staff of the Silver Star.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Enterprise has no outstanding equity securities.


Item 13.  Certain Relationships and Related Transactions

Recourse Liabilities

         As of September 30, 2001, the Tribe had outstanding liabilities of $5.5 million under credit facilities with $8.0 million available in borrowings, which do not preclude recourse to assets held by the Enterprise. If other assets of the Tribe are insufficient to repay this existing debt, then our creditors may deem these obligations to be liabilities of the Enterprise. Under the indenture relating to the notes, the Tribe has agreed that it will not incur indebtedness in the future that would give such creditors recourse to the assets of the Enterprise, except as may be incurred by the Enterprise under the indenture.

Payments to the Tribe

         The Management Agreement provided for a monthly cash distribution to the Tribe based on operating profits (as defined) plus depreciation less the management fee. The minimum guaranteed monthly distribution to the Tribe was $100,000.

         Net distributions to the Tribe were $96.9 million, $84.6 million, and $97.3 million for the years ended September 30, 2001, 2000, and 1999, respectively. In addition, there were net distributions made to the Tribe of $6.2 million on November 6, 2001 and $5.7 million on November 29, 2001. The payments to the Tribe discussed below are made separately and are not included in the net distribution calculation. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion.

         Subsequent to January 31, 2000, we provided health insurance coverage to our employees through the Tribe's health plan. The Enterprise and its employees paid $7.9 million and $4.5 million to the Tribe under this arrangement for the years ended September 30, 2001 and 2000 respectively.

         We collect and remit a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $779,000, $817,000, and $885,000 for the years ended September 30, 2001, 2000, and 1999, respectively. During the fiscal year ended September 30, 2001, we also paid rent for office space in non-casino buildings and purchased certain goods and services from the Tribe and its businesses in the amount of $3.3 million. During the years ended September 30, 2000 and 1999, we also paid rent for office space in non-casino buildings and purchased certain goods and services from the Tribe and its businesses in the amount of $9.2 million, which includes $5.6 million payable to the Tribe at September 30, 2000 for the construction of a parking garage, and $1.8 million, respectively.

         The Enterprise paid $250,000 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the years ended September 30, 2001, 2000, and 1999, under the Tribal-State Compact. The Choctaw Gaming Commission was paid $2.2 million for the year ended September 30, 2001 and $2.3 million for the years ended September 30, 2000 and 1999 for fees assessed at 1% of gaming revenues per the Tribal Code.

         During the years ended September 30, 2001, 2000, and 1999, the Tribe contributed property and equipment to us at the Tribe's cost of $3.2 million, $7.3 million, and $3.5 million, respectively. During the fiscal year ended September 30, 2001, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $1.8 million. During the fiscal years ended September 30, 2001 and 2000, the Tribe contributed $24.7 million and $2.1 million in cash to the Enterprise to fund the Golden Moon construction. The Tribe has no plans to require us to repay the cash contributions.

Affiliate Transactions

         Gerald Stoliby, a member of our board of directors and a Tribal Council Member, owns a majority interest in and is the President and Chief Executive Officer of Choctaw Paper Company, Inc. The Enterprise purchases coarse paper and janitorial products from Choctaw Paper Company, Inc. in the ordinary course of its business. For the fiscal year ended September 30, 2001, the Enterprise had purchased approximately $465,000 in goods from the Choctaw Paper Company, Inc.



                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

The following financial statements are filed as part of this Report under "Item 8 - Financial Statements and Supplementary Data":

Report of Independent Accountants
Consolidated Balance Sheets at September 30, 2001 and 2000
Consolidated Statements of Operations for the Three Fiscal Years
  in the Period Ended September 30, 2001
Consolidated Statements of Changes in Owners' Equity for the Three
  Fiscal Years in the Period Ended September 30, 2001
Consolidated Statements of Cash Flows for the Three Fiscal Years in
  the Period Ended September 30, 2001
Notes to Consolidated Financial Statements


Reports on Form 8-K

         None


Exhibits

The following exhibits are filed as a part of this Report:


  Exhibit
    No.                                          Description of Exhibit
  -------                                        ----------------------

    3.1* Revised Constitution and Bylaws of the Mississippi Band of Choctaw Indians, as approved by the Commissioner of Indian Affairs on March 28, 1975 (ratified by Tribe on December 17, 1974).

    3.2* Ordinance 56 by the Mississippi Band of Choctaw Indians, an ordinance providing for classification, regulation, and creation of wholly-owned Tribal business enterprises and establishment of business enterprise division of the Tribal Government Executive Branch, dated November 20, 1997.

    3.3* Resolution CHO 00-010 by the Mississippi Band of Choctaw Indians, a resolution to establish the Choctaw Resort Development Enterprise under Ordinance 56, dated October 12, 1999.

    3.6* Title XXV, Choctaw Tort Claims Act, added by Tribal Ordinance 16-CCC to the Choctaw Tribal Code on January 19, 2000.

  Exhibit
    No.                                          Description of Exhibit
  -------                                        ----------------------


    4.1* Indenture, dated March 30, 2001, among the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise, the Mississippi Band of Choctaw Indians and Firstar Bank, N.A., as Trustee, relating to the 9 1/4% Senior Notes due 2009 of the Choctaw Resort Development Enterprise.

    4.2* Form of 144A Global 9 1/4% Senior Note due 2009 of the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise (contained in the Indenture, filed as Exhibit 4.1).

    4.3* Form of Regulation S Global 9 1/4% Senior Note due 2009 of the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise (contained in the Indenture, filed as Exhibit 4.1).

    4.4* Form of registered Global 9 1/4% Senior Note due 2009 of the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise.

    4.5* Registration Rights Agreement, dated March 30, 2001, among the Choctaw Resort Development Enterprise, Banc of America Securities LLC, as Representative of the Initial Purchasers.

   10.1* Tribal-State Compact for Regulation of Class III Gaming on the Mississippi Band of Choctaw Indians Reservation in Mississippi, dated December 4, 1992, between the Mississippi Band of Choctaw Indians and the State of Mississippi.

   10.2* First Amendment to the Tribal-State Compact for Regulation of Class III Gaming on the Mississippi Band of Choctaw Indians Reservation in Mississippi, dated August 26, 1994, between the Mississippi Band of Choctaw Indians and the State of Mississippi.

   10.3* Second Amendment to the Tribal-State Compact for Regulation of Class III Gaming on the Mississippi Band of Choctaw Indians Reservation in Mississippi, dated May 24, 1996, between the Mississippi Band of Choctaw Indians and the State of Mississippi.

   10.4* Contractor's Agreement, dated January 24, 2001, between the Mississippi Band of Choctaw Indians dba Choctaw Resort Development Enterprise and W.G. Yates & Sons Construction Company.

   10.5* Basic Architectural Services Contract, dated October 13, 1999, between the Mississippi Band of Choctaw Indians and Arquitectonica International Corp.

   10.6* Loan Agreement, dated December 19, 2000, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise, the Mississippi Band of Choctaw Indians and Bank of America, N.A., as leader of syndicate of lenders.

   10.7* Consent Letter of the Administrative Agent under the Amended and Restated Term Loan Agreement and the Loan Agreement, dated March 30, 2001

   10.8* Employment Agreement of Douglas Pattison, dated December 1, 1999, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Douglas Pattison.

   10.9* Amendment No. 1 to Employment Agreement of Douglas Pattison, dated July 18, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Douglas Pattison.

   10.10* Employment Agreement of Mike Donald, dated August 2, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Mike Donald.

   10.11* Employment Agreement of Jim Angus, dated August 2, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Jim Angus.

   10.12 Employment Agreement of Jay Dorris, dated August 6, 2001, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Jay Dorris.

   10.13 Employment Agreement of Donna Brolick, dated September 14, 2001, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Donna Brolick.

   10.14 Settlement and General Release Agreement, dated December 13, 2001, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Douglas Pattison.

  Exhibit
    No.                                          Description of Exhibit
  -------                                        ----------------------


   23.1*     Consent of Latham & Watkins (contained in Exhibit 5.1).

   24.1*     Power of attorney (included on the signature page).

   25.1* Statement of Eligibility and Qualification (Form T-1) under the Trust Indenture Act of 1939 of Firstar Bank, N.A.


* Filed by the Enterprise with its Registration Statement on Form S-4 (file no. 333-63348), and incorporated herein by reference

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the Mississippi Band of Choctaw Indian's reservation in the city of Choctaw, state of Mississippi, on December 21, 2001.


                                        CHOCTAW RESORT DEVELOPMENT ENTERPRISE


                                      By:              /s/ Phillip Martin
                                           -------------------------------------

                                                           Phillip Martin
                                                        Chairman of the Board


                                      By:              /s/ Harrison Ben
                                           -------------------------------------

                                                           Harrison Ben
                                                        Secretary-Treasurer



                  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.


      /s/  Phillip Martin     Chairman of the Board            December 21, 2001
----------------------------------------------------------
            Phillip Martin
            --------------
      /s/  Jay Dorris         President                        December 21, 2001
----------------------------------------------------------
            Jay Dorris
            ----------
      /s/  Michael A. Donald  Vice President of Resort Finance December 21, 2001
----------------------------------------------------------
            Michael A. Donald
            -----------------
      /s/  Harrison Ben       Secretary-Treasurer              December 21, 2001
----------------------------------------------------------
            Harrison Ben
            ------------
      /s/  Rufus Tubby        Vice-Chairman                    December 21, 2001
----------------------------------------------------------
            Rufus Tubby
            -----------
      /s/  Gerald Stoliby     Director                         December 21, 2001
----------------------------------------------------------
            Gerald Stoliby
            --------------
      /s/  Billy Chickaway    Director                         December 21, 2001
----------------------------------------------------------
            Billy Chickaway
            ---------------

                                                                   Exhibit 10.12

                       MISSISSIPPI BAND OF CHOCTAW INDIANS

                              EMPLOYMENT AGREEMENT


         THIS AGREEMENT is made effective as of August 6, 2001 by and between JAY DORRIS (hereinafter called "Executive") and the Mississippi Band of Choctaw Indians d/b/a CHOCTAW RESORT DEVELOPMENT ENTERPRISE (hereinafter called "Employer").

         NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

Section 1.        Duties of Executive:

Employer hereby employs Executive as PRESIDENT of MISSISSIPPI BAND OF CHOCTAW INDIANS d/b/a CHOCTAW RESORT DEVELOPMENT ENTERPRISE on the terms and conditions hereinafter stated. Executive hereby agrees that during the term of his employment hereunder, he will faithfully, industriously and to the best of his ability and experience perform all duties that may be required of him by virtue of his position as PRESIDENT of MISSISSIPPI BAND OF CHOCTAW INDIANS d/b/a CHOCTAW RESORT DEVELOPMENT ENTERPRISE to the reasonable satisfaction of the Board of Directors of Employer and in accordance with all applicable laws and regulations and the directives and instructions of the Board of Directors. Executive shall have the right and duty to develop Employers Enterprise organizational structure including the right to hire and fire. Executive understands and agrees that all positions at the department director level and above must be submitted to the Chairman of Board prior to any employment action being taken. All positions of vice president (or equivalent) must be submitted to Chairman of Board and must have Board of Directors approval prior to any employment action being taken. The Executive shall report directly to the Chairman of Board and shall keep the Chairman of Board fully informed of Enterprise and property operating and financial status and shall make monthly written reports to the Chairman of Board and other reports, as from time to time, may be requested by the Chairman of Board. Executive represents that he is under no legal impediment which would distract, limit or prohibit the performance of his duties and responsibilities under this Employment Agreements. The employment pursuant to this Agreement shall be considered, full-time employment, such that Executive shall devote necessary time, attention and energy to Employer's business and shall not during the term of this Agreement accept other employment for gain or profit. However, the acceptance of full-time employment under this Agreement will not restrict Executive from making investments in other business enterprises, (so long as such other businesses do not compete with Employer and do not violate any conflict of interest restrictions of the Employer). The Executive shall refrain during the term of this Agreement from using official authority or influence for the purpose of affecting the result of a Tribal election or legislation, and he shall not knowingly solicit, accept or make a political contribution for the purpose of affecting the result of a Tribal election or legislation. This shall not be construed to prohibit Executive from making recommendations or expressing his opinions on matters related to his duties as PRESIDENT of MISSISSIPPI BAND OF CHOCTAW INDIANS d/b/a CHOCTAW RESORT DEVELOPMENT ENTERPRISE. On a date mutually agreed to, Executive shall submit to the Board of Directors of Employer for their approval a two (2) year performance goals report and the report shall be updated on at least an annual basis thereafter during the term of this Agreement. The report shall be "operations" as well as "bottom line" oriented and shall further address other good business practices, including but not limited to strategic planning, expansion, employee training and career enhancement for the Tribal members employed by Employer.


Section 2.      Compensation:

               (a) Base Salary. Employer agrees to pay to Executive as compensation for the services to be performed by him during the term of his employment hereunder, a base salary at the rate of $212,500.00 per annum. Such base salary shall be payable in equal monthly installments throughout the term of this Agreement, or in such other installments as shall be agreed to by the parties. Base salary shall be prorated for first year of employment based on a September 30, 2001, fiscal year end and beginning on the date Executive begins duties on site at employer's business. In the event full time, onsite employment begins on a day other than the first day of the month, then said base salary for that month shall be ratably apportioned based on the remaining number of days in said month expressed as a percentage.

               (b) Incentive Bonus. The Employer shall pay Executive an annual incentive bonus based on the following criteria:

                    1. Annual Bonus: The Executive shall receive an annual bonus in an amount determined by using the bonus calculation methodology contained in Choctaw Resort Development Enterprise bonus plan dated May 3, 2001. For purpose of Executive's bonus calculation, Executive shall be considered as a "Tier 1" level employee.

                    2. Participation: The Executive's participation in the bonus plan shall coincide with the fiscal year of the Enterprise with payment of any bonus due the Executive for a particular year no later than 45 days after the start of a new fiscal year for the Enterprise or termination of this Agreement and such bonus shall be pro-rated. For purposes of this Employment Agreement, the Executive shall become eligible for a bonus beginning with the fiscal year starting October 1, 2001.

               (c) Fringe Benefits. Employer shall provide Executive those fringe benefits offered by the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise, including but not limited to, health care and retirement benefits, travel and other business expenses and leave time provided regular full-time executive employees. Annual and sick leave accrued by the Executive in his previous employment with the tribal government services division shall transfer to his new role under this Employment Agreement. In addition, Employer shall provide Executive with the following benefits during the term of employment as PRESIDENT of MISSISSIPPI BAND OF CHOCTAW INDIANS d/b/a CHOCTAW RESORT DEVELOPMENT ENTERPRISE.

                    1. Employer shall provide Executive with the use of an automobile (Lincoln Town car or equivalent), owned by Employer, with such automobile to be traded every three
                         (3) years or sooner with the approval of the Board of Directors of Employer. Insurance, upkeep, maintenance, and gas for the automobile provided Executive shall be paid by Employer.

                    2. Employer shall pay all reasonable costs associated with the licensing of the Executive.


Section 3.          Term and Renewal:

                    (a) The term of this Agreement shall commence on August 6, 2001 and end on August 5, 2005, unless renewed pursuant to Section 3(b) or unless sooner terminated in accordance with Section 4.

                    (b) On the expiration date and each subsequent annual anniversary date thereafter, this Agreement may be renewed by the parties.

                    (c)  The termination of this Agreement by virtue of Sections
                         (a) or (b) above is not intended, nor shall it be deemed to entitle Executive to any compensation other than salary, bonus or vested benefits earned by the Executive to the date of termination.

Section 4.        Termination:

                    (a) Mutual Agreement. This Agreement may be terminated at any time upon the mutual written agreement of the parties.

                    (b) Disability. If Executive is unable to perform his duties hereunder due to illness or disability for a period of ninety (90) consecutive days, then Employer may at its option hire a replacement and/or terminate this Agreement, and Employer shall pay salary and bonus earned through the effective date of termination and any benefits that have vested prior to such termination.

                    (c) Death. If Executive dies during the term of this Agreement, this Agreement shall automatically terminate, and Employer shall pay to the estate of Executive any portion of the salary and bonus earned by Executive and any benefits that have vested in
                         Executive pursuant to this Agreement prior to termination.

                    (d) Employer Unilateral Termination. Employer may immediately terminate the employment of Executive pursuant to this Agreement upon a majority vote of the Board of Directors of Employer in the event (i) Executive is indicted or convicted of any felony or any gaming offense, (ii) Executive violates this Agreement, Employer Bylaws, or Tribal, state or federal laws or regulations relating to Employer operations that would result in any gaming or ABC license of the Executive being revoked, (iii) Executive violates the prohibition against Executive having an interest in an enterprise that competes with Employer, or violation of Employer's conflict of interest restrictions, including but not limited to outside employment and Tribal political activity, (iv) Executive's wilful and obstinate resistance to achieving the performance goals pursuant to Section 1 of this Agreement or his refusal to follow or implement a lawful order, instruction or policy of Board of Directors or the Chairman of Board after prior written notice. (v) Executive provides comps to any party prohibited from receiving comps by law, order, regulation or resolution, whether federal or tribal, or provides comps to any elected public official of the Tribe. Employer shall provide Executive with a list of those parties prohibited by Tribal Council Resolution from accepting comps. Elected officials of the Tribe means the Tribal Chief or Tribal Council members. Executive agrees and understands that comps are to be used only for gaming related purposes to patrons generating revenues or who may potentially generate revenues. Employer's only obligation shall be to pay any portion of the salary earned by Executive and any benefits other than bonus that have been vested in
                         Executive pursuant to this Agreement prior to termination.

                    (e) Business Closure or Sale. Employer may terminate the employment of Executive in the event Employer sells or closes its facilities located at Pearl River Resort. Employer's only obligation shall be to pay any portion of the salary and bonus earned by Executive and any benefits that have been vested in Executive pursuant to this Agreement prior to termination.

                    (f) Resignation. The Executive may terminate this Agreement at any time effective upon ninety (90) days prior written notice to Employer. Employer's only obligation shall be to pay any portion of the salary earned by Executive and any benefits other than bonus that have been vested in Executive pursuant to this Agreement prior to termination.

                    (g) Failure to Maintain License. Employer may terminate employment of the Executive immediately in the event Executive fails to maintain at all times a valid license from the Choctaw Gaming Commission, fails to be approved by the Choctaw Gaming Commission as a result of any background investigation of Executive conducted at any time during the term of this Agreement by the Choctaw Gaming Commission or in the event any gaming license of Executive in any other jurisdiction is suspended or revoked for any reason.

                    (h) Termination At Will: Employer, in its sole discretion, retains the right to terminate Executive at any time other than for reasons set forth at Section 4. Non renewal of this Agreement under the provisions of
                         Section 3 is not intended to not shall it be deemed to a "Termination At Will". Should Employer terminate under the provisions of this paragraph (4h), it shall pay Executive in addition to base salary and bonus earned to date, the amount of one years base salary plus a lump sum payment of $25,000 for relocation expenses. Said payment shall be made within ten (10) days of written notice of termination under this provision or upon the satisfactory delivery by
                         Executive to Employer of all personal property of Employer, of any kind or character, whichever is the later. Payment of said amounts shall constitute a full, final and complete settlement between Employer and Executive growing out of or related in any way to the employment relationship and shall constitute a complete accord and satisfaction. Executive covenants and agrees that the amounts referenced herein are fair and reasonable and fully compensate Executive for any loss or inconvenience which will be experienced by Executive whether or not the same be known or foreseeable. Payment of said amounts are acknowledged by Executive to be compensation, in adequate and sufficient amounts to compensate the Executive for the restrictions set forth in Section 15.


Section 5.        Reporting Adverse Actions:

Executive shall notify the Chairman of the Board of Directors of Employer in writing within one (1) working day of any investigation, proposed adverse action or other adverse action, whether final or not, taken by any licensing authority against him in any jurisdiction.

Section 6.        Employer Property:

Executive agrees that upon termination, expiration or resignation, he will promptly return to Employer any property owned by Employer.


Section 7.        Confidentiality:

Employer has developed and compiled, at substantial cost, certain products, technology, commercial data, financial data and other materials and information that are confidential and proprietary in nature. Executive agrees to maintain the confidentiality of any such products, technology, commercial data, financial data, and other materials and information developed or produced by Employer, the Mississippi Band of Choctaw Indians, or the predecessor, successors or affiliated companies of any of them of which Executive gains knowledge or access by reason of his employment relationship with Employer. Executive further agrees that he will not use or disclose any of such information unless (a) it is in the business or for the benefit of Employer, (b) the information has already been made public without any participation by Executive, (c) disclosure is required by law or regulation, or (d) Employer, the Mississippi Band of Choctaw Indians, or Employer's predecessors, successors or affiliates, consents in writing to the disclosure. This provision shall survive termination of this Agreement for any reason.


Section 8.        Severability:

This Agreement and any related documents shall be construed according to the laws of the Mississippi Band of Choctaw Indians and the State of Mississippi (pursuant to Section 1-1-4, Choctaw Tribal Code.) Exclusive venue and jurisdiction shall be in the Tribal Court of the Mississippi Band of Choctaw Indians. This Agreement and any related document is subject to the Choctaw Tribal Tort Claims Act. Nothing contained in this Agreement or any related documents shall be construed or deemed to provide recourse to Government Services Division assets. It is agreed that if any clause or provision of this Agreement is found by the court to be invalid, illegal or unenforceable, the rest of Agreement shall not be affected, and the rights and obligations of the parties shall be enforced as if the Agreement did not contain such illegal, invalid or unenforceable clause or provision.


Section 9.        Waiver of Provisions:

Failure of either party to insist, in one or more instances, on performance by the other in strict accordance with the terms and conditions of this Agreement shall not be deemed a waiver of relinquishment of any right granted hereunder or of the future performance of any such term or condition or of any other term or condition of this Agreement, unless such waiver is contained in a writing signed by or on behalf of both parties.

Section 10.       Notices:

Any notice or other communication required or permitted hereunder shall be deemed sufficiently given if personally delivered or sent by registered or certified mail, postage and fees prepaid, addressed to the party to be notified as follows:

                  (a)  If to Employer:   Mississippi Band of Choctaw Indians
                       d/b/a Choctaw Resort Development
                       Enterprise
                       Chief Phillip Martin
                       Chairman of the Board
                       Tribal Office Building
                       P.O. Box 6010, Choctaw Branch
                       Philadelphia, Mississippi 39350

                  (b)  If to Executive:  Jay Dorris
                       901 Redbud Place
                       Philadelphia, MS   39350

or in each case to such other address as either party may from time to time designate in writing to the other. Such notice or communication shall be deemed to have been given as of the date so mailed or personally delivered as provided in this Section 10.


Section 11.       Modification and Amendment:

This Agreement contains the sole and entire Agreement between the parties with respect to the subject matter hereof, and any such prior agreements, shall, from and after the date hereof, be null and void. Except as otherwise specifically provided, the terms and conditions of this Agreement may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective, it shall have been reduced to writing and signed by the Chairman of the Board and by Executive.


Section 12.       Binding Effect:

This Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns, and upon Executive, his administrators, executors, legatees, heirs and assigns.

Section 13.       Non-Disparagement:

Executive will not, during the term hereof or at any time thereafter, publicly disparage employer or its officers, directors, employees, or agents. The preceding sentence shall not apply to disclosures required by applicable law, regulation or order of court or governmental agency.


Section 14.       Indian Preference:

The Executive recognizes the principle of Choctaw Self-Determination and will employ, train, promote or discharge employees of Employer in compliance with the policy of Indian Preference, including formal and on the job training at the management level, with an annual report to be made through the Chief to the Tribal Council. A career tracking system will be established by the Tribe and Employer to allow Choctaw college students to work for Employer with follow-up and support provided. All steps taken in furtherence of Indian Preference are subject to the approval of the Board of Directors of the Employer.


Section 15.       Covenant Not to Compete:

                  (a) Restrictions. In consideration of the confidential information disclosed to Executive and as an inducement to Employer to enter into this Agreement and to pay the compensation referred to herein, Executive agrees that, unless otherwise agreed in writing by Employer, during the term of this Agreement and continuing until the end of twelve (12) months following termination of his employment pursuant to
                  Section 4, Executive shall not enter negotiations for any investment in or employment or services with or on behalf of any competitor of Employer. For purposes of this Agreement a competitor of Employer is considered to be any business that provides resort/ casino facilities within the States of Mississippi, Alabama, Louisiana, Arkansas, and Tennessee. For purposes of this Section, prohibited "negotiations" by Executive shall include the direct or indirect discussions of investments in a competitor or contractual arrangements for consulting, employment or other services, either as an individual or as a partner, employee, member, officer, director, or shareholder of any legal entity. In the event the employment of the Executive is terminated by the Employer pursuant to Section 4(d) Unilateral Termination the above restrictions shall be inapplicable. Notwithstanding any other provision of this Agreement, Executive further agrees that for a period of twelve (12) months following the termination of this Agreement for any reason, Executive shall not for himself or on behalf of any other person, firm, partnership or corporation, directly or indirectly, solicit any employee of the Mississippi Band of Choctaw Indians or any of its enterprises or affiliated companies for the purpose of competing with the Employer, nor shall Executive directly or indirectly solicit, make known, or divulge the name, identities or addresses of any of the customers of the Employer nor utilize nor make use of any said customers for the purpose of competing with the Employer.

                  (b)Remedies. Executive has carefully read and considered the provisions of this Section, and having done so, agrees that the restrictions are fair and reasonable and are reasonably required for the protection of the investment of Employer and do not prevent Executive from earning a livelihood in the event of termination of employment pursuant to this Agreement. In the event of a breach or threatened breach by Executive of any of this provision of this Section, Employer, in addition to and not in limitation of other rights, remedies or damages available to Employer at law or in equity, shall be entitled to a permanent injunction in order to prevent or restrain any such breach by Executive or by Executive's future partners, employers, or any other third persons acting directly or indirectly for or with Executive.

                  (c) Reformation. In the event that any of the provisions of this Section 15 shall be held to be invalid or unenforceable by a court of law, the remaining provisions shall nevertheless continue to be valid and enforceable as though the invalid or unenforceable parts had not been included, and the restrictions on time and locations of practice may be reformed by the court so as not to exceed the maximum time period or location restrictions which the court deems reasonable and enforceable.


Section 16.       Other Activities:

Executive will promptly communicate to Employer in writing when requested, marketing strategies, technical designs and concepts, and other ideas pertaining to Employer business which are conceived or developed by Executive, along or with others, at any time (during or after business hours) while Executive is employed by Employer. Executive acknowledges that all of those ideas will be exclusive property of Employer. Executive agrees to sign any documents which employer deems necessary to confirm its ownership of those ideas.


Section 17.       Residence:

Executive shall maintain his principal place of residence within a distance of 75 miles from Pearl River Community, Choctaw Indian Reservation, Neshoba County, Mississippi.


Section 18.       Relationship with Tribe:

Without altering or amending Section 4(d) in any way, Executive agrees that complementaries, or the equivalent thereof, are to be used for business purposes only and that the utilization of complementaries, or the equivalent thereof, for any other purposes are not allowed. Executive and employer each agree and understand that Executive's relationship with the Tribe is a professional business relationship and that any requests not authorized by this Agreement are to be directed to the Chairman of the Board.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the date first above mentioned.



JAY DORRIS                                   MISSISSIPPI BAND OF
                                             CHOCTAW INDIANS
                                             d/b/a CHOCTAW RESORT
                                             DEVELOPMENT ENTERPRISE

/s/  Jay Dorris                              By:  /s/  Phillip Martin
-------------------                               -------------------
                                       Phillip Martin, Tribal Chief and Chairman
                                                       of the Board of Directors

                                             Attest:
                                            /s/  Harrison Ben
                                            -----------------
                                            Harrison Ben, Secretary-Treasurer




                                                                   Exhibit 10.13

                                     /logo/

                                                              September 14, 2001

Dear Ms. Brolick:

         We are pleased to extend an offer of employment to you for the position of Vice President of Human Relations for the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise. The Board of Directors has approved this offer and we look forward to working with you.

         The terms of this offer are as follows:

         The length of your employment is four years commencing on the effective date of your employment. The effective date (defined as the first day you are to report for work under the terms of this offer) of your employment shall be mutually agreed upon but shall not exceed 30 days from the date this offer is made. The terms of this offer may be amended or extended upon our mutual agreement; and

         Your annual salary shall be $90,000; and

         The Enterprise shall reimburse you for moving expenses on an actual cost basis provided that you obtain three bids for such services and utilize the best and lowest bidder provided that you move your place of residence from Brandon to the Choctaw area within two (2) years of the date of this offer; and

         You will receive other fringe benefits as typical for tribal employees. You understand that you will be subject to all personnel policies applicable to employees of Choctaw Resort Development Enterprise as passed by the Board of Directors.

         This offer and any related documents shall be construed to the laws of the Mississippi Band of Choctaw Indians and the State of Mississippi (pursuant to Section 1-1-4, Choctaw Tribal Code). Exclusive venue and jurisdiction shall be in the Tribal Court of the Mississippi Band of Choctaw Indians. This offer and any related documents are subject to the Choctaw Tribal Tort Claims Act. Nothing contained in this Offer or any related documents shall be construed or deemed to provide recourse to the Government Services Division assets or to any gaming assets currently owned or hereafter acquired, including without limitation to those of the Choctaw Resort Development Enterprise, all such recourse being hereby expressly disclaimed.

         It is our understanding that you can report for duty (the effective date of your employment) no later than 30 days after receipt of this letter. A copy of the position duties and responsibilities are attached to this letter and will serve as the basis of your job description. There are two signed copies of this letter. Upon your acceptance of our offer please sign both and return one copy to us. We trust this letter summarizes our agreement and we welcome you to Pearl River Resort.

                                         /s/ Jay Dorris
                                         --------------
                                         Jay Dorris, President/CEO


                                         /s/ Phillip Martin
                                         -------------------
                                         Phillip Martin, Chairman of the Board

/s/ Donna Brolick
-----------------
Donna Brolick, VP for Human Relations


                                                                   Exhibit 10.14

                    SETTLEMENT AND GENERAL RELEASE AGREEMENT


     This Settlement and General Release Agreement ("Agreement") is entered into as of this 13th day of December, 2001, by and between Doug Pattison ("Mr.
Pattison") on the one hand, and Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise, its parent, subsidiaries, affiliated or related enterprises and divisions on the other, with reference to the following facts:
     Choctaw Resort Development Enterprise and Mr. Pattison have agreed on the terms and conditions under which Mr. Pattison's employment by Choctaw Resort Development Enterprise has terminated; and
     The parties have confirmed such agreement in writing herein.
     In consideration of the mutual covenants set forth in this Agreement, Mr. Pattison and Choctaw Resort Development Enterprise hereby agree as follows:

1. Effective at the close of business on December 13th, 2001, Mr. Pattison's employment was terminated.

2.   Choctaw Resort Development Enterprise agrees as follows:

     (a)  To pay Mr.  Pattison:  (i) his salary up to and until  December  21st,
          (ii) the bonuses earned by Mr. Pattison for FY 2001 in the amount of $122,600.00 and for FY 2002 up to and until the effective date of termination stated in Section 1 in the amount of 25,000.00, and (iii) his unused vacation time of 226.92 hours in the amount of $43,638.46.
     (b) To pay Mr. Pattison, as consideration nominated as severance pay, a gross sum equal to $800,000.00, less applicable withholding for taxes, an amount to which he is not otherwise entitled.
     (c) To permit Mr. Pattison to maintain medical insurance coverage after termination in accordance with the Comprehensive Omnibus Budget Reconciliation Act (COBRA).

3.   Mr. Pattison covenants and agrees as follows:

     (a) To refrain from any actions which may lead to the impairment of Choctaw Resort Development Enterprise's reputation and good standing in the community or industry, or which may interfere with its relations with its customers or employees;

     (b) To fully cooperate with Choctaw Resort Development Enterprise and Choctaw Resort Development Enterprise attorneys concerning any current or future Choctaw Resort Development Enterprise litigation or any other Choctaw Resort Development Enterprise legal matters where Mr. Pattison could have knowledge of facts pertaining thereto. Mr. Pattison will be reimbursed for out-of-pocket expenses incurred therewith;

     (c) In exchange for Choctaw Resort Development Enterprise providing Mr. Pattison the consideration set forth above, Mr. Pattison (and any entity or business in which Mr. Pattison or any affiliate of Mr. Pattison has any direct or indirect ownership or financial interest) shall not, unless acting as an officer, stockholder or employee of, or consultant or lender to, Choctaw Resort Development Enterprise or any of its affiliates or any successor to any of the foregoing, directly or indirectly: (i) for a period commencing on the date that Mr. Pattison's employment with the Choctaw Resort Development Enterprise terminates and ending eighteen (18) months thereafter (the "Noncompete Period"), own, manage, operate, join, control or participate in the ownership, management, operation or control of, or be connected as an officer, director, employee, stockholder, consultant, advisor, partner or otherwise (whether or not compensated for any of the foregoing) with, any business which at any time during the Noncompete Period is in the gaming industry business in the State of Mississippi or owned by an Indian Tribe in the State of Louisiana, including, without limitation, a casino in the State of Mississippi or owned by an Indian Tribe in Louisiana; or (ii) for a period commencing on the date that Mr. Pattison's employment with the Choctaw Resort Development Enterprise terminates and ending twelve (12) months thereafter, solicit, employ, retain as a consultant, interfere with or attempt to entice away from Choctaw Resort Development Enterprise or any of its affiliates or any successor to any of the foregoing, any individual who is, has agreed to be or within one year of such solicitation, employment, retention, interference or enticement has been, employed or retained by Choctaw Resort Development Enterprise or any of its affiliates or any successor to any of the foregoing, in any executive capacity; or (iii) for a period commencing on the date that Mr. Pattison's employment with the Choctaw Resort Development Enterprise terminates and ending eighteen (18) months thereafter, engage or participate in any effort or act to induce any customers, suppliers, associates, or independent contractors of Choctaw Resort Development Enterprise or any successor to any of the foregoing to take any action which might be disadvantageous to Choctaw Resort Development Enterprise or any of its affiliates or any successor to any of the foregoing or to the business or line of business in which any of them are then engaged, including but not limited to, solicitation of customers, suppliers, associates, or independent contractors of Choctaw Resort Development Enterprise or any of its affiliates or any successor to any of the foregoing to cease doing business, or their association or employment, with Choctaw Resort Development Enterprise or any of its affiliates or any successor to any of the foregoing, as applicable; provided, however, that this provision shall not be construed to prohibit the ownership by Mr. Pattison of less than 2% of any class of securities of any corporation that has a class of securities registered pursuant to the Securities Exchange Act of 1934 so long as he remains a passive investor in such entity.

     (d) To keep confidential and not disclose, publish, use or authorize anyone else to disclose, publish or use, any confidential information, proprietary information, or trade secrets, that are not otherwise already publicly known, acquired by him in the course of his employment by Choctaw Resort Development Enterprise, unless required to do so by court order or other lawful process, without the prior written approval of Choctaw Resort Development Enterprise;

     (e) As a material inducement to Choctaw Resort Development Enterprise to enter into this Agreement, Mr. Pattison, for himself, his successors, assigns, heirs, executors and legal representatives, does hereby release and forever discharge the Mississippi Band of Choctaw Indians, its agencies, enterprises, regulatory bodies, joint ventures and all other associated entities and their officers, directors, agents, attorneys, accountants, employees, successors and assigns including the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and its officers, directors, agents, attorneys, accountants, employees, successors and assigns, from any and all claims of any and every kind, nature and character, known or unknown, including any and all claims for attorneys' fees and costs which Mr. Pattison may now have, or may ever have, known or unknown, against those stated above, which arise in whole or in part from Mr. Pattison's employment relationship with the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise, the termination of that relationship and/or any other employment related dealings of any kind between Mr. Pattison on the one hand, and the Mississippi Band of Choctaw Indians or the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and/or any officer, director, agent, attorney, accountant or employee of the Mississippi Band of Choctaw Indians or the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise on the other including, but not limited to, any and all claims, rights, demands and causes of action for breach of any employment contract or employment agreement, including but not limited to Exhibit A hereto, wrongful discharge, breach of the covenant or duty of good faith and fair dealing; intentional or negligent infliction of emotional distress, fraud or misrepresentation; failure to pay wages, stock awards, bonuses, incentive pay, benefits, vacation pay, profit sharing, severance or other compensation of any sort; discrimination on the basis of race, color, national origin, religion, sex, age, handicap, disability; and/or violation of any and all statutes, rules, regulations or ordinances whether state, federal or local, including, but not limited to Title VII of the Civil Rights Act of 1964, as amended; Age Discrimination in Employment Act; and Employee Retirement Income Security Act; provided, however, that nothing herein shall release claims to rights which he may now or hereafter have in any pension plans in effect during the time he was an employee of Choctaw Resort Development Enterprise or to future rights he may hereafter acquire under Federal statute or to rights which he or any of his covered dependents may have for reimbursement or payment of dental or health claims;

4. Choctaw Resort Development Enterprise and Mr. Pattison both agree not to publicize or disclose the contents of this Agreement or the basis for any claims or allegations which were or could have been made which concern and are within the scope of this Agreement to any person or entity, without the prior written consent of the other party, unless required by law and both parties will use their best efforts to prevent any future publicity or disclosure. Mr. Pattison is permitted, however, to make confidential disclosures as required to his accountants, attorneys, governmental taxing authorities, spouse, or to remedy a breach of any term or condition of this Agreement. As applicable to Choctaw Resort Development Enterprise, the term "person" refers to persons who are not employed by Choctaw Resort
     Development Enterprise or do not represent Choctaw Resort Development Enterprise in a business or professional capacity. Choctaw Resort Development Enterprise officers, managers, attorneys, accountants, auditors, employees and other representatives may discuss the aforementioned matters internally as necessary in the ordinary course of business.

5. Mr. Pattison and the Board of Directors of Choctaw Resort Development Enterprise agree that neither Mr. Pattison nor the Board of Directors of Choctaw Resort Development Enterprise shall disparage the other.

     6. Mr. Pattison acknowledges and agrees that before signing or rejecting this Agreement, he was, given at least 21 days to consider the terms of the Agreement and that he has been encouraged by Choctaw Resort Development
Enterprise to consult with an attorney to review this Agreement and its consequences.

     7. Mr. Pattison acknowledges and agrees that he may revoke this Agreement at any time up to and including the seventh (7th) day after he has executed it. Any such revocation must be in writing to Choctaw Resort Development Enterprise by the close of business on the seventh (7th) day. If revoked, this Agreement shall be null and void in its entirety.

     8. This Agreement was reached after good faith negotiations. Mr. Pattison is fully aware of his right to discuss any and all aspects of this matter with his attorney and has been advised to consult his attorney. Mr. Pattison represents and agrees that he has carefully read and fully understands all of the provisions of this Agreement and that he is voluntarily entering into this Agreement.

     9. This Agreement and any related documents shall be construed to the laws of the Mississippi Band of Choctaw Indians and the State of Mississippi (pursuant to Section 1-1-4, Choctaw Tribal Code.) Exclusive venue and jurisdiction shall be in the Tribal Court of the Mississippi Band of Choctaw Indians. This Agreement and any related document is subject to the Choctaw Tribal Tort Claims Act. Nothing contained in this Agreement or any related documents shall be construed or deemed to provide recourse to Government Services Division assets.

     10. This Agreement shall not in any way be construed as an admission by either party of any acts of wrongdoing by either party against the other. Nor, shall this Agreement or its offer or negotiation be evidence of an admission of wrongdoing.

     11. This Agreement sets forth the entire agreement between the parties hereto and fully supersedes any and all prior agreements or understandings between the parties thereto pertaining to the subject matter hereof. PLEASE READ CAREFULLY. THIS SETTLEMENT AND GENERAL RELEASE AGREEMENT INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS.


          Executed at Pearl River Community, Mississippi Choctaw Indian
                       Reservation, Choctaw, Mississippi.


               DATE: 12/13/01            /s/ Doug Pattison
                     --------            -----------------
                                         Doug Pattison


               DATE: 12/13/01            /s/ Phillip Martin
                    ---------            ------------------
                                         Phillip Martin, Tribal Chief and
                                         Chairman of the Board
                                         Choctaw Resort Development Enterprise

                                         /s/ Harrison Ben
                                         ----------------
                                         Harrison Ben, Secretary/Treasurer
                                         Choctaw Resort Development Enterprise