Form 10-Q
period 2001-12-31
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2002-02-12
CIK 1141344

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended: December 31, 2001

                                       OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the Transition Period From ________________________to ______________________

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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes     X        No
                                               -----           ----
--------------------------------------------------------------------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                            INDEX TO QUARTERLY REPORT

    PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements

              Balance Sheets as of December 31, 2001 (unaudited) and
              September 30, 2001..............................................3

              Statements of Operations and Comprehensive Income for the Three Months Ended December 31, 2001 and 2000 (unaudited)...4

              Statement of Owner's Equity for the Three Months Ended
              December 31, 2001 (unaudited)...................................5

              Statements of Cash Flows for the Three Months Ended
              December 31, 2001 and 2000 (unaudited)..........................6

              Notes to Financial Statements (unaudited).......................7

    Item 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................16

    Item 3 -- Quantitative and Qualitative Disclosure of Market Risk.........21


    PART II  -- OTHER INFORMATION............................................22

    Signatures  - ...........................................................23

PART I. Financial Information
  Item 1  Financial Statements

                                                 CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                                            BALANCE SHEETS
                                              December 31, 2001 and September 30, 2001
--------------------------------------------------------------------------------------------------------------------

                                                                              December 31,         September 30
                                                                                  2001                 2001
                                                                           -------------------  --------------------
                                                                              (Unaudited)
                                         Assets
Current assets:
    Cash and cash equivalents                                                    $122,721,346         $  81,822,543
    Short-term investments                                                          6,976,614            81,949,037
    Accounts receivable (net of allowance of
      $1,988,669 and $1,685,009)                                                    3,496,756             3,085,106
    Inventories                                                                     1,680,423             1,517,052
    Prepaid expenses and other                                                        871,987             1,784,209
                                                                           -------------------  --------------------
             Total current assets                                                 135,747,126           170,157,947

    Property and equipment, net                                                   246,702,191           206,222,932
    Restricted cash                                                                 2,583,935             2,568,256
    Deferred loan costs, net                                                        6,381,211             6,595,249
    Other assets                                                                    1,871,470             1,302,131
                                                                           -------------------  --------------------
             Total assets                                                        $393,285,933         $ 386,846,515
                                                                           -------------------  --------------------

                             Liabilities and Owner's Equity
Current liabilities:
    Current maturities of long-term debt                                            $ 300,000           $   300,000
    Accounts payable                                                                3,297,183             2,519,767
    Construction accounts payable                                                  22,019,591            15,883,132
    Due to Tribe                                                                    4,127,463                81,401
    Accrued liabilities:
      Accrued payroll and related                                                   5,346,968             5,247,757
      Accrued expenses and other liabilities                                        7,721,509             7,991,053
      Accrued interest expense                                                      4,848,097             9,597,633
                                                                           -------------------  --------------------
             Total current liabilities                                             47,660,811            41,620,743

Long term debt, net of current maturities                                         200,000,000           200,000,000

Commitments and contigencies                                                                -                     -

Owner's equity:
    Contributed capital                                                           181,552,126           181,552,126
    Retained earnings (deficit)                                                   (35,571,699)          (35,932,309)
    Accumulated other comprehensive loss                                             (355,305)             (394,045)
                                                                           -------------------  --------------------
             Total owner's equity                                                 145,625,122           145,225,772
                                                                           -------------------  --------------------

             Total liabilities and owner's equity                                $393,285,933         $ 386,846,515
                                                                           -------------------  --------------------

   The accompanying notes are an integral part of these financial statements.



                                                CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                         STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                      For the Three Months Ended December 31, 2001 and 2000
---------------------------------------------------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                             ----------------------------------
                                                                                  2001              2000
                                                                             ----------------  ----------------
                                                                               (Unaudited)       (Unaudited)
Revenue:
    Casino                                                                      $ 53,515,273      $ 53,307,881
    Food & beverage                                                                5,407,666         4,904,963
    Rooms                                                                          1,990,685         2,068,230
    Other                                                                          2,101,062         2,357,632
                                                                             ----------------  ----------------
             Gross revenue                                                        63,014,686        62,638,706
    Less: promotional allowances                                                  (5,820,938)       (5,482,451)
                                                                             ----------------  ----------------
             Net revenue                                                          57,193,748        57,156,255
                                                                             ----------------  ----------------

Costs and expenses:
    Casino                                                                        15,869,377        15,814,347
    Food & beverage                                                                1,603,442         1,797,768
    Rooms                                                                            354,643           237,121
    Other                                                                          1,955,082         1,681,157
    Selling, general, and administrative                                           9,841,737         8,204,532
    Maintenance and utilities                                                      1,356,050         1,172,853
    Depreciation                                                                   3,486,418         3,001,177
                                                                             ----------------  ----------------
             Total                                                                34,466,749        31,908,955
                                                                             ----------------  ----------------

Operating income                                                                  22,726,999        25,247,300
                                                                             ----------------  ----------------

Other income (expense):
    Interest income                                                                1,162,773           280,246
    Interest expense, net of interest capitalized                                 (4,143,186)       (1,401,655)
    Other income (expense)                                                           245,242          (664,557)
                                                                             ----------------  ----------------
             Total                                                                (2,735,171)       (1,785,966)
                                                                             ----------------  ----------------

Net income                                                                        19,991,828        23,461,334

Other comprehensive income (loss)                                                     38,740          (505,996)
                                                                             ----------------  ----------------

Comprehensive income                                                            $ 20,030,568      $ 22,955,338
                                                                             ----------------  ----------------

   The accompanying notes are an integral part of these financial statements.



                                                         CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                                              STATEMENT OF OWNER'S EQUITY
                                                    For the Three Months Ended December 31, 2001
                                                                       (Unaudited)
-------------------------------------------------------------------------------------------------------------------



                                                                                Accumulated
                                                               Retained            Other               Total
                                          Contributed          Earnings        Comprehensive          Owner's
                                            Capital           (Deficit)             Loss               Equity
                                        -----------------  -----------------  -----------------   -----------------

Balances, September 30, 2001               $ 181,552,126      $ (35,932,309)      $   (394,045)      $ 145,225,772

    Net income                                         -         19,991,828                  -          19,991,828
    Contributed capital                                -                  -                  -                   -
    Distributions                                      -        (19,631,218)                 -         (19,631,218)
    Reclassification adjustment
      under SFAS 133                                   -                  -             38,740              38,740
                                        -----------------  -----------------  -----------------   -----------------


Balances, December 31, 2001                $ 181,552,126      $ (35,571,699)      $   (355,305)      $ 145,625,122
                                        -----------------  -----------------  -----------------   -----------------

   The accompanying notes are an integral part of these financial statements.



                                                                  CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                                                         STATEMENTS OF CASH FLOWS
                                                          For the Three Months Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------


                                                                                      Three Months Ended
                                                                                        December 31,
                                                                           ----------------------------------------
                                                                                  2001                 2000
                                                                           -------------------  -------------------
                                                                              (Unaudited)          (Unaudited)

Cash flows from operating activities:
    Net income                                                                 $   19,991,828       $   23,461,334
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Cumulative effect of accounting change                                                  -             (541,847)
    Depreciation and amortization                                                   4,184,090            3,098,608
    Loss on disposal of property and equipment                                         29,507                    -
    Change in operating assets and liabilities:
      Accounts receivable, net                                                       (411,650)            (538,935)
      Inventories                                                                    (163,371)              24,014
      Prepaid expenses and other                                                      912,222             (536,595)
      Other assets                                                                   (569,339)             100,532
      Accounts payable and due to Tribe                                               322,263             (328,508)
      Accrued liabilities                                                          (4,919,869)             831,107
                                                                           -------------------  -------------------
Net cash provided by operating activities                                          19,375,681           25,569,710
                                                                           -------------------  -------------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of
      amounts in construction accounts payable                                    (33,357,509)          (2,614,079)
    Proceeds from sales and maturities short term investments                      74,567,321                    -
    Restricted cash                                                                   (15,679)             (39,555)
                                                                           -------------------  -------------------
Net cash provided by (used in) investing activities                                41,194,133           (2,653,634)
                                                                           -------------------  -------------------

Cash flows from financing activities:
    Repayment of long-term debt                                                             -           (4,687,500)
    Distributions to Tribe                                                        (19,631,218)         (13,764,151)
    Loan fees paid                                                                    (39,793)                   -
                                                                           -------------------  -------------------
Net cash used in financing activities                                             (19,671,011)         (18,451,651)
                                                                           -------------------  -------------------

Net increase in cash and cash equivalents                                          40,898,803            4,464,425
Cash and cash equivalents at beginning of period                                   81,822,543           34,779,920
                                                                           -------------------  -------------------
Cash and cash equivalents at end of period                                     $  122,721,346       $   39,244,345
                                                                           -------------------  -------------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                     $   10,064,043        $   1,370,618
                                                                           -------------------  -------------------
Supplemental disclosure of non-cash investing and financing activities:
      Contributions of property and equipment from Tribe                           $        -        $   1,446,678
                                                                           -------------------  -------------------
      Due to Tribe for property and equipment                                      $        -         $    198,651
                                                                           -------------------  -------------------
      Contributions of other assets from Tribe                                     $        -        $   1,756,748
                                                                           -------------------  -------------------
      Accounts payable for construction                                        $   22,019,591           $        -
                                                                           -------------------  -------------------
      Exchange of property and equipment for a
        note due to Tribe                                                       $   4,501,215           $        -
                                                                           -------------------  -------------------

   The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 1--Summary of Significant Accounting Policies

Description of Operations

The Choctaw Resort Development Enterprise (the "Enterprise") is an enterprise of the Mississippi Band of Choctaw Indians (the "Tribe"). The Enterprise was established on October 12, 1999 by the Tribe for the purpose of managing the existing and future Tribal gaming and other resort operations at the Tribe's Pearl River Community. Prior to July 1, 2001, the Silver Star Hotel and Casino (the "Silver Star") was the sole operating entity of the Enterprise. The Silver Star commenced operations of a gaming, hotel, conference center and restaurant complex near Philadelphia, Mississippi on trust lands of the Tribe on July 1, 1994. In addition, the Enterprise is currently developing a second hotel and casino, the Golden Moon (the "Golden Moon"), to be located adjacent to the Silver Star.

In connection with the development of the Silver Star, the Tribe entered into a seven-year management agreement (the "Management Agreement") with Boyd Mississippi, Inc., a subsidiary of Boyd Gaming Corporation ("Boyd"), to construct and operate the Silver Star. The Tribe entered into a termination agreement (the "Termination Agreement") with Boyd to terminate the Management Agreement on January 31, 2000. Pursuant to the provisions of the Termination Agreement, the Enterprise made a one-time termination payment to Boyd (the "Termination Fee") in the amount of $72 million on February 1, 2000.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2001.

Prior to the establishment of the Enterprise, the Silver Star operated as a separate, wholly owned unincorporated business enterprise of the Tribe. On October 12, 1999, the Tribe contributed the Silver Star to the Enterprise. Due to the common control of the Silver Star and the Enterprise, the contribution was accounted for as a reorganization of entities under common control.

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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $ 819,772 and $ 565,941 at December 31, 2001 and September 30, 2001, respectively.

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

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:



                                                      Three Months Ended
                                                        December 31,
                                               -------------------------------
                                                   2001             2000
                                               --------------   --------------

Food and beverage                                $ 4,166,093      $ 3,882,914
Rooms                                                854,703          784,655
Other                                                581,999          726,611
                                               --------------   --------------
Total                                            $ 5,602,795      $ 5,394,180
                                               --------------   --------------



Complimentary revenues have been earned in the following casino departments as follows:



                                                      Three Months Ended
                                                         December 31,
                                               -------------------------------
                                                   2001             2000
                                               --------------   --------------

Food and beverage                                $ 4,016,300      $ 3,505,195
Rooms                                              1,252,735        1,227,574
Other                                                551,903          749,682
                                               --------------   --------------
Total                                            $ 5,820,938      $ 5,482,451
                                               --------------   --------------

Income Taxes

The Enterprise is a business enterprise owned by the Mississippi Band of Choctaw Indians, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three months ended December 31, 2001 and 2000.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $1,116,107 and $1,494,667 for the three months ended December 31, 2001 and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Enterprise include the estimated useful lives of depreciable assets and the estimated allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Preopening Expenses

Preopening costs are expensed as incurred and are included in selling, general, and administrative cost. Preopening costs incurred during the three months ended December 31, 2001 and 2000 were $325,774 and $ -0-, respectively.

Note 2--Property and Equipment

Property and equipment consists of the following:




                                                                Useful
                                                                 Lives           December 31,        September 30
                                                                (Years)              2001                2001
                                                            ----------------   ------------------  -----------------

Land and improvements                                                               $ 16,799,809        $16,799,809
Buildings and improvements                                       20-40               127,271,300        124,375,524
Golf course improvements                                         5-15                  2,723,984          2,723,984
Furniture and equipment                                          5-10                 66,065,773         63,447,006
Aircraft                                                          10                   4,551,215                  -
Vehicles                                                           3                     928,506            928,407
                                                                               ------------------  -----------------
                                                                                     218,340,587        208,274,730
Less accumulated depreciation                                                         69,202,744         65,804,004
                                                                               ------------------  -----------------
                                                                                     149,137,843        142,470,726
Construction in progress                                                              97,564,348         63,752,206
                                                                               ------------------  -----------------
                                                                                    $246,702,191      $ 206,222,932
                                                                               ------------------  -----------------

At December 31, 2001, construction in progress consists of $94,913,424 incurred related to the development of the Golden Moon which includes $2,650,924 of interest capitalized as of December 31, 2001. The Enterprise capitalized interest in the amount of $1,425,152 in the three months ended December 31, 2001.

Note 3--Restricted Cash

The Enterprise had $ 2,583,935 and $ 2,568,256 of restricted cash as of December 31, 2001 and September 30, 2001, respectively. The balances at December 31, 2001 and September 30, 2001 are required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The Claims Reserve will survive for three years after the Termination Agreement and is governed by the terms of the Management Agreement. Any unused portion of the Claims Reserve at the end of the three-year period will become unrestricted.

Note 4--Long-Term Debt

In March 2001, the Enterprise issued unsecured senior notes (the "Notes") in the amount of $200,000,000. The proceeds of the offering were used to retire the $75 million term loan described below and are being used to finance the construction of the Golden Moon. The Notes bear interest at 9 1/4% and require semiannual payments of interest beginning with the first payment on October 1, 2001 with the Notes maturing on April 1, 2009. The indenture governing the Notes (the "Indenture") contains certain financial covenants which restrict our ability to borrow money, pay dividends or make distributions, make investments, create liens, enter into certain transactions with affiliates and sell specific assets or merge with or into another entity. Under specific circumstances, the covenant limiting our ability to make certain payments, distributions and investments will be suspended.

After April 1, 2005, the Enterprise may redeem all or a part of the Notes at specified redemption prices plus accrued and unpaid interest on the redemption date. The Notes are subject to redemption requirements imposed by certain gaming laws and regulations.

On February 1, 2000, the Enterprise entered into an installment note agreement (the "Loan") with Bank of America, N.A. in the amount of $75 million, using $72 million of the proceeds to terminate the Management Agreement described in Note
1. On April 24, 2001, the Loan was repaid from proceeds of the Notes.

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. At December 31, 2001, there were no amounts drawn on the Facility. For the three months ended December 31, 2001, the Enterprise paid commitment fees totaling $145,347 on the Facility.

The Facility is collateralized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility will reduce quarterly beginning on the earlier of December 31, 2002 or the last day of the first full fiscal quarter following the completion of the Golden Moon, in the amount of $6.25 million per quarter, until the amount of the Facility has been reduced to $40 million. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement. Additionally, the Enterprise is not permitted to expend more than $325 million for the completion of the Golden Moon project and has agreed to cause the Golden Moon to be open and available for gaming patrons by September 30, 2002.

On October 26, 1999, the Enterprise entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly.

As of December 31, 2001, management believes that the Enterprise is in compliance with all debt covenants under the Notes and the Facility.

The Enterprise entered into an interest rate swap agreement for the purpose of fixing interest rates on the Loan, thus reducing exposure to interest rate fluctuations. At December 31, 2001, the Enterprise's interest rate swap had a notional amount of $40,625,000. This agreement effectively fixed the interest rate on the Loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. As discussed above, the Loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2001 through December 31, 2001, the Enterprise recognized other income of $245,242 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2001 through December 31, 2001 are $38,740.

Note 5--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $206,000,000 at December 31, 2001 based on quoted market prices on or about December 31, 2001.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counterparty. The fair value liability of the Enterprise's interest rate swap at December 31, 2001 was $1,948,864 and is included in accrued expenses and other liabilities.

Note 6--Enterprise Licensing and Regulation

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

Note 7--Related Party Transactions

Net distributions to the Tribe were $19,631,218 and $13,764,151 for the three months ended December 31, 2001 and 2000, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in Note 4.

Employees of the Enterprise are provided health coverage through the Tribe's health plan. The Enterprise and its employees paid $2,084,901 and $1,925,606 to the Tribe under this arrangement for the three months ended December 31, 2001 and 2000, respectively.

The Enterprise collects and remits a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $207,868 and $204,361 for the three months ended December 31, 2001 and 2000, respectively. During the three months ended December 31, 2001, the Enterprise also paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,362,197. For the three months ended December 31, 2000, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $7,667,032 (which includes $5,760,759 payable at December 31, 2000 for the construction of a parking garage).

The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the three month periods ended December 31, 2001 and 2000 under the Tribal-State Compact. The Choctaw Gaming Commission was paid $562,671 and $533,079 for the three months ended December 31, 2001 and 2000, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code.

The Enterprise paid Choctaw Development Enterprise $729,430 for the construction of administrative offices and a hospitality institute and $57,000 for construction related to the Golden Moon project during the three months ended December 31, 2001.

During the three months ended December 31, 2001 the Tribe did not contribute property and equipment or other assets to the Enterprise. During the three months ended December 31, 2000, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $1,446,678. During the three months ended December 31, 2000, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $1,756,748.

As of December 31, 2001 and September 30, 2001 the Tribe had outstanding liabilities of $5.3 million and $5.5 million, respectively, under credit facilities with $4.9 million and $8.0 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was contributed to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. Repayment to the Tribe is to occur in 12 equal monthly installments commencing in December 2001. During the three months ended December 31, 2001 the Enterprise has made payments to the Tribe totaling $375,101 in connection with this purchase.

Note 8--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $495,446 and $454,308 for the three months ended December 31, 2001 and 2000, respectively.

The Enterprise has no formal commitments to provide post-retirement health care benefits to retirees.

Note 9 --Contingencies

The Enterprise is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Enterprise's financial position, results of operations or cash flows.

On July 26, 2001, a lawsuit was filed in a Mississippi state court by Eddie Fears, "a citizen and taxpayer", against Ronnie Musgrove, Governor of the State of Mississippi, the Mississippi Gaming Commission and the members of the Mississippi Gaming Commission. The lawsuit alleges that the Tribal-State Compact entered into by the State of Mississippi and the Tribe is invalid for a number of reasons, including that the then-Governor of the State of Mississippi did not have the legal power to bind the State to the terms of the Compact. In 1994, the same legal issue was addressed by the United States District Court for the Southern District of Mississippi in Brantley Willis v. Governor Kirk Fordice, et al., U.S.D.C. Southern District of Mississippi, Jackson Division, Civ. No. 3:93-CV-818BN (1994). The Court ruled on April 8, 1994 that the Governor had the authority to enter into the Compact. The Tribe believes that the Federal Court's ruling in that case was correct and that the Compact is valid. On December 18, 2001, the court denied the defendants' motion to dismiss for lack of standing to bring the action. No further hearings on the claim have been scheduled. It is not possible to predict the outcome of this lawsuit, and management is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of this lawsuit.

The Enterprise has entered into a guaranteed maximum price contract with W.G. Yates & Sons Construction ("Yates"), which covers $146.8 million of the "hard" costs of constructing the Golden Moon. This contract requires Yates to provide a payment and performance bond for the entire contract price of $146.8 million. Yates may require modifications to plans and specifications, including some changes arising from proposed change orders by the Enterprise, provided that no such modifications may be inconsistent with the description of the Golden Moon contained in the contract or with budgeted line items. The Enterprise is required to approve any change order.

The remaining $142.5 million of budgeted costs includes Enterprise-managed construction (approximately $26.0 million), additional furniture, fixtures and equipment, certain "soft" costs, which include fees of the architect, attorneys and other professionals, pre-opening expenses, capitalized interest and other costs that are not "hard" costs. Accordingly, neither the construction contract's guaranteed maximum price nor other safeguards against cost overruns, other than the Enterprise's budget contingency of $13.0 million, will provide any guarantee against increased costs relative to excluded items.

Note 10--Subsequent Events

On February 1, 2002, the Enterprise made a distribution of $6,144,793 to the Tribe.

On January 10, 2002 a settlement agreement for the insurance claim related to the April 2000 flood was entered into between the Enterprise and the insurance carriers. The amount of the settlement agreement with the excess carriers was $2,775,000. No amounts for this settlement have been recognized as of December 31, 2001. The entire amount of the settlement is expected to be received during the quarter ended March 31, 2002.

On January 8, 2001, the Enterprise entered a joint venture agreement with Miziker Entertainment Group, Ltd. ("Miziker") to form the "StarCars Joint Venture" ("Joint Venture"). The principal business of the Joint Venture is the operation of the StarCars famous automobiles exhibition and attraction to be located at the Silver Star. The Enterprise and Miziker each have a 50% ownership interest in the Joint Venture. The net profits from ticket sales, as defined, will be allocated and distributed 50% to the Enterprise and 50% to Miziker. The joint venture agreement requires the Enterprise to make a capital contribution of cash in the amount of $345,000. The joint venture agreement requires Miziker to make a capital contribution consisting of goods, services, materials and exhibition acquisitions (including a minimum of twenty-five cars for use in the attraction) in lieu of cash. The joint venture agreement also requires that the Joint Venture enter into a formal lease agreement with the Enterprise for the leasing of building space for an initial term of one year in the amount of $100,000 per year. The lease may be extended by unanimous action of the Board of Directors of the Joint Venture. Miziker will be paid a management fee of $20,000 per year as compensation for operating the exhibit.

Note 11--Recently Issued Accounting Pronouncements

On January 1, 2001, the Enterprise adopted Emerging Issues Task Force Issue 00-14 ("EITF 00-14"). EITF 00-14 requires that cash discounts and other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The adoption of EITF 00-14 did not have a material effect on the Enterprise's financial statements. There is no effect on previously reported net income.

The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Enterprise adopted SAB 101 during the fiscal year ended September 30, 2000 and such adoption had no impact on the Enterprise's financial statements.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2001
                Compared to Three Months Ended December 31, 2000

--------------------------------------------------------------------------------

The following discussion and analysis of the financial condition and results of operations should be read together with the financial statements and notes thereto.

Net Revenues. Net revenues were $57.2 million for the quarters ended December 31, 2001 and 2000. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues increased $200,000, or 0.4%, to $53.5 million for the quarter ended December 31, 2001 from $53.3 million for the quarter ended December 31, 2000.

Table game activity decreased as reflected in table games drop. The table game drop was $43.5 million for the quarter ended December 31, 2001 compared to table game drop of $44.2 million for the quarter ended December 31, 2000. This reflects a decrease in table activity of $700,000 or 1.6 % over the corresponding period in 2000. Table game revenue was $8.4 million for the quarter ended December 31, 2001 compared to $8.7 million for the quarter ended December 31, 2000, a decrease of $300,000, or 3.4%. The decrease in revenue is primarily due to the decrease in table game drop combined with a slightly lower hold percentage for the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000. Table game hold percentage was 19.31% for the quarter ended December 31, 2001 compared to 19.68% for the quarter ended December 31, 2000.

Slot revenues were $44.8 million for the quarter ended December 31, 2001 compared to $44.3 million for the quarter ended December 31, 2000, an increase of $500,000 or 1.1%. An increase in coin-in for the quarter ended December 31, 2001 contributed to increased slot revenues.

Food and Beverage. For the quarter ended December 31, 2001, food and beverage revenues were $5.4 million, an increase of approximately $500,000, or 10.2%, from $4.9 million for the quarter ended December 31, 2000. During the quarter ended December 31, 2001, the Silver Star turned 318,000 covers with an average revenue per cover of $12.92 compared to 310,000 covers with an average revenue per cover of $11.86 during the quarter ended December 31, 2000.

Rooms. Room revenues were $2.0 million for the quarter ended December 31, 2001 compared to $2.1 million for the quarter ended December 31, 2000, a decrease of $100,000 or 4.8%. There was a decrease in the average daily room rate to $51.63 for the quarter ended December 31, 2001 from $52.97 for the quarter ended December 31, 2000. Our occupancy rate was 86.6% for the quarter ended December 31, 2001 compared to 85.2% for the quarter ended December 31, 2000. During the quarter ended December 31, 2001, 62.93% of our hotel revenue was attributable to rooms occupied by Silver Star customers on a complimentary basis compared to 59.35% for the quarter ended December 31, 2000. The increase in the percentage of hotel rooms provided on a complimentary basis is directly attributable to increased promotional activity for the quarter ended December 31, 2001 that was aimed at increasing casino traffic.

Other. Other revenues decreased $300,000 to $2.1 million for the quarter ended December 31, 2001 from $2.4 for the quarter ended December 31, 2000. The decrease in other revenue is attributable to declines in sales from our various retail outlets, and the convention center during the three months ended December 31, 2001. Other revenues are comprised primarily of revenue from our various retail outlets, the convention center, fees earned from cash advances to customers and other miscellaneous items. Also included in other revenue is the revenue from the Dancing Rabbit. Golf revenues were $758,000 for the quarter ended December 31, 2001 compared to $666,000 for the quarter ended December 31, 2000, an increase of $92,000 or 13.8%. The increase in golf revenue is attributable to increased golf rounds due to combined marketing efforts of the Dancing Rabbit and the casino.

Promotional Allowances. Promotional allowances totaled $5.8 million for the quarter ended December 31, 2001, representing a $300,000 or 5.5% increase over promotional allowances of $5.5 million for the quarter ended December 31, 2000. This increase is due to our increased promotional activity as described above. During the quarter ended December 31, 2001, promotional allowances increased slightly to 10.8% of casino revenues, from 10.3% during the quarter ended December 31, 2000.

Costs and Expenses. Total costs and expenses were $34.5 million for the quarter ended December 31, 2001 compared to $31.9 million for the quarter ended December 31, 2000, an increase of $2.6 million or 8.2%. The increase is primarily due to the increase in selling, general and administrative expenses that are described below.

Casino. Casino costs and expenses were $15.9 million for the quarter ended December 31, 2001, compared to $15.8 million for the quarter ended December 31, 2000, an increase of $100,000 or 0.3%. This increase is attributable to the increase in slot machine activity.

Other. Other costs and expenses were $2.0 million for the three months ended December 31, 2001, compared to $1.7 million for the three months ended December 31, 2000, an increase of $300,000, or 17.6%. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit. Golf operating expenses were $1.1 million for the three months ended December 31, 2001 compared to $800,000 for the three months ended December 31, 2000, an increase of $300,000 or 37.5%. The increase in golf operating expenses is attributable to increased golf rounds as noted earlier.

Selling, General and Administrative. Selling, general and administrative costs and expenses were $9.8 million for the quarter ended December 31, 2001 compared to $8.2 million for the quarter ended December 31, 2000, a increase of $1.6 million, or 19.5%. Approximately $1.0 million of this increase is due to the payment during the quarter ended December 31, 2001 as required by the "Settlement and General Release Agreement" with the former Chief Executive Officer of the Silver Star. Approximately $300,000 of the increase is attributable to pre-opening expenses incurred during the quarter ended December 31, 2001 that are included in selling, general and administrative costs and expenses. There were no pre-opening expenses incurred for the quarter ended December 31, 2000. Selling, general and administrative costs and expenses related to the Silver Star (excluding the $1.0 million described above) were $7.9 million for the quarter ended December 31, 2001 compared to $8.1 million for the quarter ended December 31, 2000, a decrease of $200,000 or 2.5%. Selling, general and administrative costs and expenses related to the operations of the Enterprise administrative office and training center were $600,000 for the quarter ended December 31, 2001 compared to $100,000 for the quarter ended December 31, 2000, an increase of $500,000. The training center was opened on November 9, 2001 and the administrative office has 14 employees as of December 31, 2001 compared to none at December 31, 2000.

Operating Income (loss). Operating income was $22.7 million for the quarter ended December 31, 2001 compared to $25.2 million for the quarter ended December 31, 2000, a decrease of $2.5 million, or 9.9%. The decrease for the quarter was primarily due to the revenue and expense variations previously discussed.

Other Income (Expense). Other expense was $2.7 million for the quarter ended December 31, 2001 compared to other expense of approximately $1.8 million for the quarter ended December 31, 2000, representing an increase of $900,000 which is attributed to an increase in interest expense of approximately $2.7 million offset by an increase in interest income of $900,000. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense.

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended December 31, 2001 and 2000, the Enterprise recognized other income of $200,000 and other expense of $700,000, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

Liquidity and Capital Resources

As of December 31, 2001, we held cash and cash equivalents of $122.7 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $19.4 million in the three months ended December 31, 2001 compared to $25.6 million in the three months ended December 31, 2000. The decrease of $6.2 million was due primarily to the decrease in net income to $20.0 million in the three months ended December 31, 2001 from $23.5 million in the three months ended December 31, 2000.

Cash used in investing activities in the three months ended December 31, 2001 for capital expenditures totaled $33.3 million. The Enterprise received $74.6 million from the sale of short-term investments in the three months ended December 31, 2001. Cash used in investing activities in the three months ended December 31, 2000 was primarily for capital expenditures and totaled $2.6 million.

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

We had $2.6 million of restricted cash as of December 31, 2001 and September 30, 2001. The balances are required by the Boyd management agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the management agreement was terminated. The claims reserve will survive for three years after the date of the termination of the management agreement. Any unused portion of the claims reserve at the end of the three-year period will become unrestricted.

Cash used in financing activities was $19.7 million in the three months ended December 31, 2001 compared to $18.5 million in the three months ended December 31, 2000. The primary use of cash in each period was distributions to the Tribe of $19.6 million and $13.8 million in the three months ended December 31, 2001 and 2000, respectively. During the three months ended December 31, 2000, the Enterprise also repaid $4.7 million of long term debt.

Pursuant to the Indenture, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the term loan and will use the remaining proceeds (currently held as cash and short-term investments) to finance the construction of the Golden Moon. On December 19, 2000, we entered into a $125.0 million reducing senior secured revolving credit facility and amended our outstanding amortizing senior secured term loan. At December 31, 2001 no amounts were drawn on this facility. We anticipate that the revolving credit facility will remain un-drawn until March 2002, when it will become necessary to use the proceeds from this facility, together with the net proceeds of the offering of the notes, to complete the Golden Moon.

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

Through December 31, 2001, $94.9 million of the budgeted $290.6 million Golden Moon construction has been completed through proceeds from the $200.0 million note offering, and contributions of cash and property and equipment from the Tribe. We anticipate the remaining $195.7 of budgeted expenditures to be financed from cash on hand and short-term investments, which includes the balance of the proceeds from the $200.0 million note offering and the $125.0 million revolving credit facility. The Golden Moon is expected to be completed and opened in August 2002.

The notes contain certain covenants that restrict our ability to borrow additional money, pay dividends or make other distributions, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into another person. Under specific circumstances, the covenant limiting our ability to make certain payments, distributions and investments will be suspended. The indenture prescribes that the Enterprise may make an annual distribution to the Tribe (the "Annual Service Payment") in the amount of $55 million per year (payable in equal monthly installments), which amount is increased annually on each September 30, commencing with September 30, 2001, by 5% per annum. Any distributions to the Tribe are made at the Tribe's discretion, but distributions other than the Annual Service Payment (referred to as "Restricted Payments") are limited by the covenants of the Indenture. The most significant of such covenants limit Restricted Payments such that the cumulative Restricted Payments from inception of the Indenture shall not exceed 50% of the Enterprise's cumulative net income (with measurement commencing on January 1, 2001) plus $75 million. Restricted Payments are further limited by the Indenture's requirement for the Enterprise to maintain a minimum Fixed Charge Coverage Ratio (as defined) of 2.5 to 1 (increasing to 3.0 to 1 after December 31, 2001), and thus limiting the Enterprise's ability to incur additional debt to make Restricted Payments.

We believe that existing cash balances, operating cash flow and anticipated borrowings under the credit facilities and the offering of the Notes will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe, foreseeable capital expenditure requirements at the Silver Star and construction, development and opening costs of the Golden Moon.

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

Regulation and Taxes

The Silver Star is subject to extensive regulation by the Choctaw Gaming Commission and the Golden Moon will also be subject to such regulation. Changes in applicable laws or regulations could have a significant impact on our operations.

The Enterprise is owned by the Tribe, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three-month periods ended December 31, 2001 or 2000, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

Disclosure Regarding Forward-Looking Statements

Certain information included in this Quarterly report and other materials filed or to be filed by the Enterprise with the Securities and Exchange Commission contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Enterprise. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the Notes to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement we did not settle the existing interest rate swap agreement. At December 31, 2001, the interest rate swap agreement had a notional amount of $40.6 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $1.9 million at December 31, 2001.

Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

PART II Other Information
--------------------------------------------------------------------------------

Item 1.       Legal Proceedings.

The Enterprise is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Enterprise's financial position, results of operations or cash flows.

On July 26, 2001, a lawsuit was filed in a Mississippi state court by Eddie Fears, "a citizen and taxpayer", against Ronnie Musgrove, Governor of the State of Mississippi, the Mississippi Gaming Commission and the members of the Mississippi Gaming Commission. The lawsuit alleges that the Tribal-State Compact entered into by the State of Mississippi and the Tribe is invalid for a number of reasons, including that the then-Governor of the State of Mississippi did not have the legal power to bind the State to the terms of the Compact. In 1994, the same legal issue was addressed by the United States District Court for the Southern District of Mississippi in Brantley Willis v. Governor Kirk Fordice, et al., U.S.D.C. Southern District of Mississippi, Jackson Division, Civ. No. 3:93-CV-818BN (1994). The Court ruled on April 8, 1994 that the Governor had the authority to enter into the Compact. The Tribe believes that the Federal Court's ruling in that case was correct and that the Compact is valid. On December 18, 2001, the court denied the defendants' motion to dismiss for lack of standing to bring the action. No further hearings on the claim have been scheduled. It is not possible to predict the outcome of this lawsuit, and management is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of this lawsuit.


Item 2.       Changes in Securities.

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of Matters to a Vote of Security Holders.

              Not applicable

Note 5.       Other Information.

              None

Item 6.       Exhibits and Reports on Form 8-K:
              (a)      Exhibits.

                       None

              (b)      Reports on Form 8-K.

                       None

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Indenture, the Enterprise has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    February 12, 2002                Choctaw Resort Development Enterprise




                               By:  /s/ Jay Dorris
                                    ------------------------------
                                    Jay Dorris
                                    President
                                    Choctaw Resort Development Enterprise

                               By:  /s/ Michael A. Donald
                                    ------------------------------
                                    Michael A. Donald, CPA
                                    Vice President of Resort Finance
                                    Choctaw Resort Development Enterprise
                                    (Principal Financial and Accounting Officer)