Form 10-Q
period 2002-03-31
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2002-05-10
CIK 1141344

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
                  [X]   QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For The
                        Quarterly Period Ended: March 31,
                                      2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the Transition Period From ________________________to _____________________

                      Commission File Number _____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes X   No ___

--------------------------------------------------------------------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                            INDEX TO QUARTERLY REPORT
--------------------------------------------------------------------------------


PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


          Balance Sheets as of March 31, 2002 (unaudited) and September 30, 2001............3

          Statements of Operations and Comprehensive Income for the Three and Six Months
          Ended March 31, 2002 and 2001 (unaudited).........................................4

          Statement of Owner's Equity for the Six Months Ended March 31, 2002 (unaudited)...5

          Statements of Cash Flows for the Six Months Ended March 31, 2002 and
          2001 (unaudited)..................................................................6

          Notes to Financial Statements (unaudited) ........................................7

Item 2 -- Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................15

Item 3 -- Quantitative and Qualitative Disclosure of Market Risk...........................22


PART II  -- OTHER INFORMATION..............................................................23

Signatures  -..............................................................................24


PART I. Financial Information
  Item 1  Financial Statements


                                        CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                                  BALANCE SHEETS
                                      March 31, 2002 and September 30, 2001

                                                                                     March 31,              September 30
                                                                                       2002                     2001
                                                                               ----------------------  -----------------------
                                                                                    (Unaudited)
                                                 Assets
Current assets:
    Cash and cash equivalents                                                           $ 74,244,394            $  81,822,543
    Short-term investments                                                                         -               81,949,037
    Accounts receivable (net of allowance of
       $2,130,050 and $1,685,009)                                                          2,858,356                3,085,106
    Inventories                                                                            1,578,386                1,517,052
    Prepaid expenses and other                                                             2,628,947                1,784,209
                                                                               ----------------------  -----------------------
               Total current assets                                                       81,310,083              170,157,947

    Property and equipment, net                                                          305,951,716              206,222,932
    Restricted cash                                                                        2,595,618                2,568,256
    Deferred loan costs, net                                                               6,126,475                6,595,249
    Other assets                                                                             679,848                1,302,131
                                                                               ----------------------  -----------------------
               Total assets                                                             $396,663,740            $ 386,846,515
                                                                               ----------------------  -----------------------

                                     Liabilities and Owner's Equity
Current liabilities:
    Current maturities of long-term debt                                                   $ 300,000              $   300,000
    Accounts payable                                                                       1,243,660                2,519,767
    Construction accounts payable                                                         15,963,989               15,883,132
    Due to Tribe                                                                           3,376,019                   81,401
    Accrued liabilities:
       Accrued payroll and related                                                         5,155,101                5,247,757
       Accrued expenses and other liabilities                                              7,500,068                7,991,053
       Accrued interest expense                                                            9,622,319                9,597,633
                                                                               ----------------------  -----------------------
               Total current liabilities                                                  43,161,156               41,620,743

Long term debt, net of current maturities                                                200,000,000              200,000,000

Commitments and contigencies                                                                       -                        -

Owner's equity:
    Contributed capital                                                                  181,552,126              181,552,126
    Retained earnings (deficit)                                                          (27,733,918)             (35,932,309)
    Accumulated other comprehensive loss                                                    (315,624)                (394,045)
                                                                               ----------------------  -----------------------
               Total owner's equity                                                      153,502,584              145,225,772
                                                                               ----------------------  -----------------------

               Total liabilities and owner's equity                                     $396,663,740            $ 386,846,515
                                                                               ----------------------  -----------------------


The accompanying notes are an integral part of these financial statements.



                                              CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                       STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   For the Three and Six Months Ended March 31, 2002 and 2001

                                                         Three Months Ended                        Six Months Ended
                                                             March 31,                                March 31,
                                              ---------------------------------------  ----------------------------------------
                                                     2002                2001                 2002                 2001
                                              -------------------  ------------------  -------------------  -------------------
                                                 (Unaudited)          (Unaudited)         (Unaudited)          (Unaudited)
Revenue:
    Casino                                          $ 59,140,612        $ 60,305,943         $112,655,885         $113,613,824
    Food & beverage                                    5,585,286           5,327,982           10,992,952           10,232,945
    Rooms                                              2,113,050           2,077,273            4,103,735            4,145,503
    Other                                              1,946,001           2,195,163            4,047,063            4,552,795
                                              -------------------  ------------------  -------------------  -------------------
               Gross revenue                          68,784,949          69,906,361          131,799,635          132,545,067
    Less: promotional allowances                      (5,716,902)         (5,804,552)         (11,537,840)         (11,287,003)
                                              -------------------  ------------------  -------------------  -------------------
               Net revenue                            63,068,047          64,101,809          120,261,795          121,258,064
                                              -------------------  ------------------  -------------------  -------------------

Costs and expenses:
    Casino                                            15,153,750          15,519,490           31,023,127           31,333,837
    Food & beverage                                    1,952,819           1,653,119            3,556,261            3,450,887
    Rooms                                                362,355             475,048              716,998              712,169
    Other                                              1,504,953           1,665,648            3,460,035            3,346,805
    Selling, general, and administrative               8,713,401           7,801,642           18,555,138           16,006,174
    Maintenance and utilities                          1,207,677           1,282,630            2,563,727            2,455,483
    Depreciation                                       3,541,494           3,155,853            7,027,912            6,157,030
                                              -------------------  ------------------  -------------------  -------------------
               Total                                  32,436,449          31,553,430           66,903,198           63,462,385
                                              -------------------  ------------------  -------------------  -------------------

Operating income                                      30,631,598          32,548,379           53,358,597           57,795,679
                                              -------------------  ------------------  -------------------  -------------------

Other income (expense):
    Interest income                                      338,489             393,146            1,501,262              673,392
    Interest expense, net of interest
     capitalized                                      (3,100,440)         (1,574,010)          (7,243,626)          (2,975,665)
    Other income (expense)                             3,542,971            (737,457)           3,788,213           (1,402,014)
                                              -------------------  ------------------  -------------------  -------------------
               Total                                     781,020          (1,918,321)          (1,954,151)          (3,704,287)
                                              -------------------  ------------------  -------------------  -------------------

Net income                                            31,412,618          30,630,058           51,404,446           54,091,392

Other comprehensive income (loss)                         39,681              36,680               78,421             (469,316)
                                              -------------------  ------------------  -------------------  -------------------

Comprehensive income                                $ 31,452,299        $ 30,666,738         $ 51,482,867         $ 53,622,076
                                              -------------------  ------------------  -------------------  -------------------

The accompanying notes are an integral part of these financial statements.




                                          CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                               STATEMENT OF OWNER'S EQUITY
                                       For the Six Months Ended March 31, 2002
                                                     (Unaudited)

                                                                                       Accumulated
                                                                  Retained                Other                  Total
                                          Contributed             Earnings            Comprehensive             Owner's
                                            Capital              (Deficit)                Loss                  Equity
                                      --------------------   -------------------   --------------------   --------------------

Balances, September 30, 2001                $ 181,552,126         $ (35,932,309)          $   (394,045)         $ 145,225,772

    Net income                                          -            51,404,446                      -             51,404,446
    Contributed capital                                 -                     -                      -                      -
    Distributions                                       -           (43,206,055)                     -            (43,206,055)
    Reclassification adjustment
      under SFAS 133                                    -                     -                 78,421                 78,421
                                      --------------------   -------------------   --------------------   --------------------


Balances, March 31, 2002                    $ 181,552,126         $ (27,733,918)          $   (315,624)         $ 153,502,584
                                      --------------------   -------------------   --------------------   --------------------


The accompanying notes are an integral part of these financial statements.



                                           CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                                 STATEMENTS OF CASH FLOWS
                                       For the Six Months Ended March 31, 2002 and 2001

                                                                                Six Months Ended
                                                                                    March 31,
                                                                   ----------------------------------------------
                                                                           2002                    2001
                                                                   ----------------------  ----------------------
                                                                      (Unaudited)             (Unaudited)

Cash flows from operating activities:
    Net income                                                            $  51,404,446    $  54,091,392
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Cumulative effect of accounting change                                           --         (541,847)
    Depreciation and amortization                                             7,060,031        6,726,816
    Gain on disposal of property and equipment                                 (470,924)              --
    Change in operating assets and liabilities:
       Accounts receivable, net                                                 226,750         (309,389)
       Inventories                                                              (61,334)         (70,519)
       Prepaid expenses and other                                              (844,738)        (763,792)
       Other assets                                                             622,283           50,735
       Accounts payable and due to Tribe                                     (2,482,704)      (1,381,301)
       Accrued liabilities                                                     (558,955)       3,395,840
                                                                          -------------    -------------
Net cash provided by operating activities                                    54,894,855       61,197,935
                                                                          -------------    -------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of
       amounts in construction accounts payable                            (102,284,985)     (10,656,326)
    Proceeds from disposal of property and equipment                            571,710               --
    Proceeds from sale/maturity of short term investments                    82,513,481               --
    Restricted cash                                                             (27,362)    (206,698,841)
                                                                          -------------    -------------
Net cash used in investing activities                                       (19,227,156)    (217,355,167)
                                                                          -------------    -------------

Cash flows from financing activities:
    Proceeds from issuance of bonds                                                  --      200,000,000
    Repayment of long-term debt                                                      --       (9,375,000)
    Contributions of cash from Tribe                                                 --       21,794,027
    Distributions to Tribe                                                  (43,206,055)     (42,159,811)
    Loan fees paid                                                              (39,793)      (5,153,646)
                                                                          -------------    -------------
Net cash (used in) provided by financing activities                         (43,245,848)     165,105,570
                                                                          -------------    -------------

Net (decrease) increase in cash and cash equivalents                         (7,578,149)       8,948,338
Cash and cash equivalents at beginning of period                             81,822,543       34,779,920
                                                                          -------------    -------------
Cash and cash equivalents at end of period                                $  74,244,394    $  43,728,258
                                                                          -------------    -------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $  10,550,888    $   2,366,572
                                                                          -------------    -------------
Supplemental disclosure of non-cash investing and financing activities:
       Contributions of property and equipment from Tribe                 $          --    $   3,156,740
                                                                          -------------    -------------
       Due to Tribe for property and equipment                            $          --    $     816,468
                                                                          -------------    -------------
       Contributions of other assets from Tribe                           $          --    $   1,843,927
                                                                          -------------    -------------
       Accounts payable for construction                                  $  15,963,989    $          --
                                                                          -------------    -------------
       Exchange of property and equipment for a
          note due to Tribe                                               $   4,501,215    $          --
                                                                          -------------    -------------


The accompanying notes are an integral part of these financial statements.




                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2001.

Effective July 1, 2001, the Tribe contributed Dancing Rabbit Golf Club (the "Dancing Rabbit") to the Enterprise. Prior to its contribution to the Enterprise, the Dancing Rabbit operated as a separate, wholly owned unincorporated business enterprise of the Tribe. Due to common control of the Dancing Rabbit and the Enterprise the contribution was accounted for as a reorganization of entities under common control. The financial statements of the Enterprise for all periods are presented as if the contribution described above occurred at the beginning of the earliest period presented and include the accounts of the Enterprise and the Dancing Rabbit on a historical cost basis, in a manner similar to a pooling of interests.


Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit with banks and other financial institutions. The Enterprise considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $1,074,508 and $565,941 at March 31, 2002 and September 30, 2001, respectively.

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

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:


                                  CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                NOTES TO FINANCIAL STATEMENTS (Continued)
                                               (Unaudited)



                                             Three Months Ended                        Six Months Ended
                                                  March 31,                               March 31,
                                     ------------------------------------   ---------------------------------------
                                           2002               2001                2002                 2001
                                     -----------------  -----------------   ------------------   ------------------

Food and beverage                         $ 4,122,710        $ 4,080,382           $8,288,803           $7,963,296
Rooms                                         832,560            734,202            1,687,263            1,679,558
Other                                         460,844            540,682            1,042,843            1,267,293
                                     -----------------  -----------------   ------------------   ------------------
Total                                     $ 5,416,114        $ 5,355,266          $11,018,909          $10,910,147
                                     -----------------  -----------------   ------------------   ------------------




Complimentary revenues have been earned in the following casino departments as follows:

                                              Three Months Ended                      Six Months Ended
                                                  March 31,                               March 31,
                                    ------------------------------------   ---------------------------------------

                                          2002               2001                2002                 2001
                                    -----------------  -----------------   ------------------   ------------------


Food and beverage                         $ 4,314,563        $ 4,285,128           $8,330,863           $7,790,323
Rooms                                       1,217,559          1,271,357            2,470,294            2,498,931
Other                                         184,780            248,067              736,683              997,749

                                    -----------------  -----------------   ------------------   ------------------
Total                                     $ 5,716,902        $ 5,804,552          $11,537,840          $11,287,003
                                    -----------------  -----------------   ------------------   ------------------


Income Taxes

The Enterprise is a business enterprise owned by the Mississippi Band of Choctaw Indians, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or six months ended March 31, 2002 and 2001.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $585,771 and $1,054,415 for the three months ended March 31, 2002 and 2001, respectively, and $1,701,878 and $2,549,082 for the six months ended March 31, 2002 and 2001, respectively.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Preopening Expenses

Preopening costs are expensed as incurred and are included in selling, general, and administrative cost. Preopening costs incurred during the three months ended March 31, 2002 and 2001 were $114,808 and $-0-, respectively. Preopening costs incurred during the six months ended March 31, 2002 and 2001 were $440,582 and $ -0-, respectively.





Note 2--Property and Equipment

Property and equipment consists of the following:


                                                     Useful
                                                     Lives                March 31,             September 30
                                                    (Years)                  2002                   2001
                                               -------------------   ---------------------   --------------------

Land and improvements                                                        $ 16,799,809            $16,799,809
Buildings and improvements                           20-40                    127,672,682            124,375,524
Golf course improvements                              5-15                      2,723,984              2,723,984
Furniture and equipment                               5-10                     71,984,159             63,447,006
Aircraft                                               10                       4,551,215                      -
Vehicles                                               3                        1,044,625                928,407
                                                                     ---------------------   --------------------
                                                                              224,776,474            208,274,730
Less accumulated depreciation                                                  72,430,727             65,804,004
                                                                     ---------------------   --------------------
                                                                              152,345,747            142,470,726
Construction in progress                                                      153,605,969             63,752,206
                                                                     ---------------------   --------------------
                                                                             $305,951,716          $ 206,222,932
                                                                     ---------------------   --------------------


At March 31, 2002, construction in progress consists of $148,493,249 incurred related to the development of the Golden Moon which includes $5,066,286 of interest capitalized as of March 31, 2002. The Enterprise capitalized interest in the amount of $2,415,362 and $3,840,515 in the three and six months ended March 31, 2002, respectively.

Note 3--Restricted Cash

The Enterprise had $ 2,595,618 and $ 2,568,256 of restricted cash as of March 31, 2002 and September 30, 2001, respectively. The balances at March 31, 2002 and September 30, 2001 are required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The Claims Reserve will survive for three years after the Termination Agreement and is governed by the terms of the Management Agreement. Any unused portion of the Claims Reserve at the end of the three-year period will become unrestricted.

Note 4--Long-Term Debt

In March 2001, the Enterprise issued unsecured senior notes (the "Notes") in the amount of $200,000,000. The proceeds of the offering were used to retire a $75 million term loan and are being used to finance the construction of the Golden Moon. The Notes bear interest at 9 1/4% and require semiannual payments of interest beginning with the first payment on October 1, 2001 with the Notes maturing on April 1, 2009. The indenture governing the Notes (the "Indenture") contains certain financial covenants which restrict our ability to borrow money, pay dividends or make distributions, make investments, create liens, enter into certain transactions with affiliates and sell specific assets or merge with or into another entity. Under specific circumstances, the covenant limiting our ability to make certain payments, distributions and investments will be suspended.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


After April 1, 2005, the Enterprise may redeem all or a part of the Notes at specified redemption prices plus accrued and unpaid interest on the redemption date. The Notes are subject to redemption requirements imposed by certain gaming laws and regulations.

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. At March 31, 2002, there were no amounts drawn on the Facility. For the three and six months ended March 31, 2002, the Enterprise paid commitment fees totaling $145,347 and $320,694, respectively, on the Facility.

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

As of March 31, 2002, management believes that the Enterprise is in compliance with all debt covenants under the Notes and the Facility.

The Enterprise entered into an interest rate swap agreement for the purpose of fixing interest rates on the term loan which was retired with proceeds from the notes, thus reducing exposure to interest rate fluctuations. At March 31, 2002, the Enterprise's interest rate swap had a notional amount of $35,937,500. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. As discussed above, the term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2001 through March 31, 2002, the Enterprise recognized other income of $739,965 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2001 through March 31, 2002 are $78,421.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Note 5--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $208,000,000 at March 31, 2002 based on quoted market prices on or about March 31, 2002.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counterparty. The fair value liability of the Enterprise's interest rate swap at March 31, 2002 was $1,414,460 and is included in accrued expenses and other liabilities.

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

Note 7--Related Party Transactions

Net distributions to the Tribe were $23,574,837 and $28,395,660 for the three months ended March 31, 2002 and 2001, respectively and $43,206,055 and $42,159,811 for the six months ended March 31, 2002 and 2001, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in Note 4.

Employees of the Enterprise are provided health coverage through the Tribe's health plan. The Enterprise and its employees paid $2,177,991 and $1,904,654 to the Tribe under this arrangement for the three months ended March 31, 2002 and 2001, respectively and $4,262,892 and $3,830,260 for the six months ended March 31, 2002 and 2001, respectively.

The Enterprise collects and remits a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $183,745 and $189,432 for the three months ended March 31, 2002 and 2001, respectively. The Enterprise paid sales tax of $391,613 and $393,793 for the six months ended March 31, 2002 and 2001, respectively. During the three and six months ended March 31, 2002, the Enterprise also paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amounts of $618,454 and $1,980,650, respectively. For the three and six months ended March 31, 2001, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amounts of $600,708 and $7,667,032 respectively. The amount for the six months ended March 31, 2001 includes $6,577,227 for the construction of a parking garage.

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. During the three and six months ended March 31, 2002 the Enterprise made purchases of $233,905 and $388,228 from Choctaw Paper Company, Inc.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the three-month periods ended March 31, 2002 and 2001 under the Tribal-State Compact. The Choctaw Gaming Commission was paid $548,679 and $603,059 for the three months ended March 31, 2002 and 2001, respectively, and $1,111,350 and $1,136,138 for the six months ended March 31, 2002 and 2001, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code.

The Enterprise paid Choctaw Development Enterprise $291,772 and $1,021,202 for the construction of administrative offices and a hospitality institute and $ -0-and $57,000 for construction related to the Golden Moon project during the three and six months ended March 31, 2002, respectively.

During the three and six months ended March 31, 2002 the Tribe did not contribute property and equipment or other assets to the Enterprise. During the three and six months ended March 31, 2001, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $1,710,062 and $3,156,740 respectively. During the three and six months ended March 31, 2001, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $87,179 and $1,843,927, respectively.

As of March 31, 2002 and September 30, 2001 the Tribe had outstanding liabilities of $5.0 million and $5.5 million, respectively, under credit facilities with $4.0 million and $8.0 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was contributed to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. Repayment to the Tribe is to occur in 12 equal monthly installments commencing in December 2001. During the three and six months ended March 31, 2002 the Enterprise has made payments to the Tribe totaling $750,205 and $1,125,306, respectively, in connection with this purchase.

Note 8--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $464,885 and $407,450 for the three months ended March 31, 2002 and 2001, respectively, and $960,331 and $861,758 for the six months ended March 31, 2002 and 2001, respectively.

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

On July 26, 2001, a lawsuit was filed in a Mississippi state court by Eddie Fears, "a citizen and taxpayer", against Ronnie Musgrove, Governor of the State of Mississippi, the Mississippi Gaming Commission and members of the Mississippi Gaming Commission. The lawsuit alleged that the Tribal-State Compact entered into by the State of Mississippi and the Tribe is invalid for a number of reasons, including that the then-Governor of the State of Mississippi did not have the legal power to bind the State to the terms of the Compact. On February 21, 2002 this lawsuit was dismissed upon the filing of a notice of dismissal by the Plaintiff in the Chancery Court of Hinds County, Mississippi.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

The remaining $142.1 million of budgeted costs includes Enterprise-managed construction (approximately $26.0 million), additional furniture, fixtures and equipment, certain "soft" costs, which include fees of the architect, attorneys and other professionals, pre-opening expenses, capitalized interest and other costs that are not "hard" costs. Accordingly, neither the construction contract's guaranteed maximum price nor other safeguards against cost overruns, other than the Enterprise's budget contingency of $13.0 million, will provide any guarantee against increased costs relative to excluded items.

Note 10--Subsequent Events

On April 24, 2002 and May 1, 2002, the Enterprise made distributions of $9,261,350 and $2,086,712 respectively, to the Tribe.

Note 11--Insurance Proceeds

On January 10, 2002 a settlement agreement for the insurance claim related to the April 2001 flood was entered into between the Enterprise and the insurance carriers. The amount of the settlement agreement with the excess carriers was $2,775,000. The Enterprise received $3,023,322, which represents the entire amount of the settlement, during the quarter ended March 31, 2002. During the quarter ended March 31, 2002 the Enterprise recognized $2,473,293 of other income and $550,029 as a gain on assets related to the insurance settlement.

Note 12--Recently Issued Accounting Pronouncements

On January 1, 2001, the Enterprise adopted Emerging Issues Task Force Issues 00-14 and 00-22 ("EITF 00-14 and 00-22"). EITF 00-14 and 00-22 require that cash discounts and other cash incentives related to gaming play be recorded as a reduction to gross casino revenues. The adoption of EITF 00-14 and 00-22 did not have a material effect on the Enterprise's financial statements. There is no effect on previously reported net income.

In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation. SFAS No. 144 requires a probability-weighted cash flow estimation approach with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144 and as a result will no longer be required to be allocated to long-lived assets to be tested for impairment. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Enterprise is not currently affected by the Statement's requirements.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2002
              Compared to Three and Six Months Ended March 31, 2001

--------------------------------------------------------------------------------

The following discussion and analysis of the financial condition and results of operations should be read together with the financial statements and notes thereto.

Net Revenues. Net revenues were $63.1 million for the quarter ended March 31, 2002 compared to $64.1 million for the quarter ended March 31, 2001. The $1.0 million, or 1.6% decrease in net revenue was primarily due to a decrease in gaming revenue. Net revenues were $120.3 million for the six months ended March 31, 2002 compared to $121.3 million for the six months ended March 31, 2001. The $1.0 million, or 0.8% decrease in net revenue was primarily due to a decrease in gaming revenue. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues decreased $1.2 million, or 2.0%, to $59.1 million for the quarter ended March 31, 2002 from $60.3 million for the quarter ended March 31, 2001. Casino revenues were $112.7 million for the six months ended March 31, 2002 compared to $113.6 million for the six months ended March 31, 2001, a decrease of $ 0.9 million, or 0.9%.

Table game activity decreased as reflected in table games drop. The table game drop was $42.4 million for the quarter ended March 31, 2002 compared to table game drop of $45.9 million for the quarter ended March 31, 2001. This reflects a decrease in table activity of $3.5 million or 7.6% over the corresponding period in 2001. Table game revenue was $7.8 million for the quarter ended March 31, 2002 compared to $10.0 million for the quarter ended March 31, 2001, a decrease of $2.2 million, or 22.0%. The decrease in revenue is primarily due to the decrease in table game drop combined with a lower hold percentage for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. Table game hold percentage was 18.4% for the quarter ended March 31, 2002 compared to 21.8% for the quarter ended March 31, 2001. The table game drop was $85.9 million for the six months ended March 31, 2002 compared to table game drop of $90.1 million for the six months ended March 31, 2001. This reflects a decrease in table activity of $4.2 million or 4.7% over the corresponding period in 2001. Table game revenue was $16.2 million for the six months ended March 31, 2002 compared to $18.7 million for the six months ended March 31, 2001, a decrease of $2.5 million, or 13.4%. The decrease in revenue is primarily due to the decrease in table game drop combined with a lower hold percentage for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. Table game hold percentage was 18.9% for the six months ended March 31, 2002 compared to 20.8% for the six months ended March 31, 2001.

Slot revenues were $51.0 million for the quarter ended March 31, 2002 compared to $49.9 million for the quarter ended March 31, 2001, an increase of $1.1 million or 2.2%. The increase is due to an increase in coin-in for the quarter ended March 31, 2002. Slot revenues were $95.8 million for the six months ended March 31, 2002 compared to $94.2 million for the six months ended March 31, 2001, an increase of $1.6 million or 1.7%. The increase is primarily due to an increase in coin-in for the six months ended March 31, 2002, compared to the same period in the prior year.

Food and Beverage. For the quarter ended March 31, 2002, food and beverage revenues were $5.6 million, an increase of approximately $0.3 million, or 5.7%, from $5.3 million for the quarter ended March 31, 2001. During the quarter ended March 31, 2002, the Silver Star turned 354,500 covers with an average revenue per cover of $11.70 compared to 341,000 covers with an average revenue per cover of $11.66 during the quarter ended March 31, 2001. For the six months ended March 31, 2002, food and

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2002
        Compared to Three and Six Months Ended March 31, 2001 (Continued)

--------------------------------------------------------------------------------


beverage revenues were $11.0 million, an increase of approximately $0.8 million, or 7.8%, from $10.2 million for the six months ended March 31, 2001. During the six months ended March 31, 2002, the Silver Star turned 672,500 covers with an average revenue per cover of $12.28 compared to 650,900 covers with an average revenue per cover of $11.76 during the six months ended March 31, 2001.

Rooms. Room revenues remained constant at $2.1 million for the quarters ended March 31, 2002 and March 31, 2001. There was a decrease in the average daily room rate to $52.32 for the quarter ended March 31, 2002 from $53.13 for the quarter ended March 31, 2001. Our occupancy rate was 90.5% for the quarter ended March 31, 2002 compared to 87.9% for the quarter ended March 31, 2001. During the quarter ended March 31, 2002, 57.62% of our hotel revenue was attributable to rooms occupied by Silver Star customers on a complimentary basis compared to 61.20% for the quarter ended March 31, 2001. Room revenues remained constant at $4.1 million for the six months ended March 31, 2002 and 2001.

Other. Other revenues decreased $200,000 to $2.0 million for the quarter ended March 31, 2002 from $2.2 million for the quarter ended March 31, 2001. The decrease in other revenue is attributable to declines in sales from our various retail outlets, and the convention center during the three months ended March 31, 2002. Other revenues decreased $600,000 to $4.0 million for the six months ended March 31, 2002 from $4.6 million for the six months ended March 31, 2001. The decrease in other revenue is attributable to declines in sales from our various retail outlets, and the convention center during the six months ended March 31, 2002. Other revenues are comprised primarily of revenue from our various retail outlets, the convention center, fees earned from cash advances to customers and other miscellaneous items. Also included in other revenue is the revenue from the Dancing Rabbit. Golf revenues were $597,000 for the quarter ended March 31, 2002 compared to $676,000 for the quarter ended March 31, 2001, a decrease of $79,000 or 11.7%. The decrease in golf revenue for the quarter is attributable to a decrease in golf rounds as well as a decline in merchandise sales. Golf revenues were $1,355,000 for the six months ended March 31, 2002 compared to $1,342,000 for the six months ended March 31, 2001, an increase of $13,000 or 1.0%.

Promotional Allowances. Promotional allowances totaled $5.7 million for the quarter ended March 31, 2002, representing a $100,000 or 1.8% decrease over promotional allowances of $5.8 million for the quarter ended March 31, 2001. During the quarters ended March 31, 2002 and March 31, 2001, promotional allowances remained constant at 9.6% of casino revenues. Promotional allowances were $11.5 million for the six months ended March 31, 2002, representing a $200,000 or 1.7% increase over promotional allowances of $11.3 million for the six months ended March 31, 2001. During the six months ended March 31, 2002, promotional allowances increased slightly to 10.2% of casino revenues, from 9.9% during the six months ended March 31, 2001.

Costs and Expenses. Total costs and expenses were $32.4 million for the quarter ended March 31, 2002 compared to $31.6 million for the quarter ended March 31, 2001, an increase of $0.8 million or 2.5%. Total costs and expenses were $66.9 million for the six months ended March 31, 2002 compared to $63.5 million for the six months ended March 31, 2001, an increase of $3.4 million or 5.4%. The increase for both periods is primarily due to the increase in selling, general and administrative expenses that are described below.

Casino. Casino costs and expenses were $15.2 million for the quarter ended March 31, 2002, compared to $15.5 million for the quarter ended March 31, 2001, a decrease of $300,000 or 1.9%. Casino costs and expenses were $31.0 million for the six months ended March 31, 2002, compared to $31.3 million for the six months ended March 31, 2001, a decrease of $300,000 or 1.0%. The decrease for both the quarter and six-month period is attributable to the decline in table game activity as well as management's effort to control operating costs and expense.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2002
        Compared to Three and Six Months Ended March 31, 2001 (Continued)


Other. Other costs and expenses were $1.5 million for the three months ended March 31, 2002, compared to $1.7 million for the three months ended March 31, 2001, a decrease of $200,000, or 11.8%. Other costs and expenses were $3.5 million for the six months ended March 31, 2002, compared to $3.3 million for the six months ended March 31, 2001, an increase of $200,000, or 6.1%. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit. Golf operating expenses were $855,000 for the three months ended March 31, 2002 and $942,000 for the three months ended March 31, 2001, a decrease of $87,000, or 9.2%. Golf operating expenses were $2.0 million for the six months ended March 31, 2002 compared to $1.8 million for the six months ended March 31, 2001, an increase of $200,000 or 11.1%. The increase in golf operating expenses for the six-month period is attributable to increased golf rounds during the first quarter.

Selling, General and Administrative. Selling, general and administrative costs and expenses were $8.7 million for the quarter ended March 31, 2002 compared to $7.8 million for the quarter ended March 31, 2001, an increase of $900,000, or 11.5%. Approximately $100,000 of the increase is attributable to pre-opening expenses incurred during the quarter ended March 31, 2002 that are included in selling, general and administrative costs and expenses. There were no pre-opening expenses incurred for the quarter ended March 31, 2001. Selling, general and administrative costs and expenses related to the Silver Star were $7.7 million for the quarter ended March 31, 2002 compared to $7.6 million for the quarter ended March 31, 2001. Selling, general and administrative costs and expenses related to the operations of the Enterprise administrative office and training center were $1.0 million for the quarter ended March 31, 2002 compared to $200,000 for the quarter ended March 31, 2001, an increase of $800,000. The training center was opened on November 9, 2001 and the administrative office has 52 employees as of March 31, 2002 compared to none at March 31, 2001.

Selling, general and administrative costs and expenses were $18.6 million for the six months ended March 31, 2002 compared to $16.0 million for the six months ended March 31, 2001, an increase of $2.6 million, or 16.3%. Approximately $1.0 million of this increase is due to the payment during the six months ended March 31, 2002 as required by the "Settlement and General Release Agreement" with the former Chief Executive Officer of the Silver Star. Approximately $440,000 of the increase is attributable to pre-opening expenses incurred during the six months ended March 31, 2002 that are included in selling, general and administrative costs and expenses. There were no pre-opening expenses incurred for the six months ended March 31, 2001. Selling, general and administrative costs and expenses related to the Silver Star (excluding the $1.0 million described above) were $16.0 million for the six months ended March 31, 2002 compared to $15.8 million for the six months ended March 31, 2001, a decrease of $200,000 or 1.3%. Selling, general and administrative costs and expenses related to the operations of the Enterprise administrative office and training center were $1.6 million for the six months ended March 31, 2002 compared to $200,000 for the six months ended March 31, 2001, an increase of $1.4 million. The training center was opened on November 9, 2001 and the administrative office has 52 employees as of March 31, 2002 compared to none at March 31, 2001.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2002
        Compared to Three and Six Months Ended March 31, 2001 (Continued)

Operating Income (loss). Operating income was $30.6 million for the quarter ended March 31, 2002 compared to $32.5 million for the quarter ended March 31, 2001, a decrease of $1.9 million, or 5.8%. Operating income was $53.4 million for the six months ended March 31, 2002 compared to $57.8 million for the six months ended March 31, 2001, a decrease of $4.4 million, or 7.6%. The decrease for the both periods was primarily due to the revenue and expense variations previously discussed.

Other Income (Expense). Other income was $800,000 for the quarter ended March 31, 2002 compared to other expense of $1.9 million for the quarter ended March 31, 2001, representing an increase in income of $2.7 million which is primarily attributed to an increase in interest expense of approximately $1.5 million, a decrease in interest income of $100,000, the recognition of $3.0 million of other income during the quarter ended March 31, 2002, due to the insurance settlement described below and $1.2 million increase in other income related to the effect of interest rate changes on the interest swap agreement. Other expense was $2.0 million for the six months ended March 31, 2002 compared to other expense of approximately $3.7 million for the six months ended March 31, 2001, representing a decrease in expense of $1.7 million which is attributed to an increase in interest expense of approximately $4.2 million offset by an increase in interest income of $800,000, the recognition of $3.0 million of other income due to the insurance settlement described below and $2.1 million increase in other income related to the effect of interest rate changes on the interest swap agreement. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense. On January 10, 2002 a settlement agreement for the insurance claim related to the April 2000 flood was entered into between the Enterprise and the insurance carriers. During the quarter ended March 31, 2002, the Enterprise received $3.0 million which represents the entire amount of the settlement. During the quarter ended March 31, 2002 the Enterprise recognized $2.5 million of other income and $550,000 as a gain on disposal of assets related to the insurance settlement.

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended March 31, 2002 and 2001, the Enterprise recognized other income of $500,000 and $200,000, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement. During the six months ended March 31, 2002 and 2001, the Enterprise recognized other income of $700,000 and other expense of $500,000, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Enterprise, including the use of estimates and assumptions are presented in the Notes to the Consolidated Financial Statements. Management bases its estimates on it historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Enterprise believes that estimates related to the following areas involve a high degree of judgment and/or complexity; The allowance for doubtful accounts receivable, estimated accruals for jackpots and slot club bonus points and self insurance related to employee health plans.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2002
        Compared to Three and Six Months Ended March 31, 2001 (Continued)


Liquidity and Capital Resources

As of March 31, 2002, we held cash and cash equivalents of $74.2 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $55.3 million in the six months ended March 31, 2002 compared to $61.1 million in the six months ended March 31, 2001. The decrease of $5.8 million was due primarily to the decrease in net income to $51.4 million in the six months ended March 31, 2002 from $54.1 million in the six months ended March 31, 2001.

Cash used in investing activities in the six months ended March 31, 2002 for capital expenditures totaled $102.3 million. The Enterprise received $82.0 million from the sale of short-term investments in the six months ended March 31, 2002. Cash used in investing activities in the six months ended March 31, 2001 was primarily for changes in restricted cash and capital expenditures totaling $206.7 million and $10.7 million respectively.

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

We had $2.6 million of restricted cash as of March 31, 2002 and September 30, 2001. The balances are required by the Boyd management agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the management agreement was terminated. The claims reserve will survive for until January 31, 2003. Any unused portion of the claims reserve at the end of the three-year period will become unrestricted.

Cash used in financing activities was $43.2 million in the six months ended March 31, 2002 compared to $165.1 million cash provided in the six months ended March 31, 2001. The primary use of cash in each period was distributions to the Tribe of $43.2 million and $42.2 million in the six months ended March 31, 2002 and 2001, respectively. The primary source of cash provided in the six months ended March 31, 2001 was proceeds from the issuance of $200 million of long-term debt. During the six months ended March 31, 2001, the Enterprise also repaid $9.4 million of long-term debt.

Pursuant to the Indenture, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the term loan and will use the remaining proceeds (currently held as cash and short-term investments) to finance the construction of the Golden Moon. On December 19, 2000, we entered into a $125.0 million reducing senior secured revolving credit facility and amended our outstanding amortizing senior secured term loan. At March 31, 2002 no amounts were drawn on this facility. We anticipate that the revolving credit facility will remain un-drawn until May 2002, when it will become necessary to use the proceeds from this facility, together with the net proceeds of the offering of the notes, to complete the Golden Moon.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2002
        Compared to Three and Six Months Ended March 31, 2001 (Continued)

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

Through March 31, 2002, $148.5 million of the budgeted $290.6 million Golden Moon construction has been completed through proceeds from the $200.0 million note offering, and contributions of cash and property and equipment from the Tribe. We anticipate the remaining $142.1 million of budgeted expenditures to be financed from cash on hand and short-term investments, which includes the balance of the proceeds from the $200.0 million note offering and the $125.0 million revolving credit facility. The Golden Moon is expected to be completed and opened in August 2002.

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

During March 2002 the Tribe began construction of a water theme park. Construction of the water theme park is expected to be completed in late June 2002 and at that time, it is anticipated that the Tribe will contribute the water theme park to the Enterprise. The total estimated cost of construction is estimated at $19.9 million of which a total of $46,000 has been incurred through March 31, 2002.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2002
        Compared to Three and Six Months Ended March 31, 2001 (Continued)

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

The Enterprise is owned by the Tribe, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or six month periods ended March 31, 2002 or 2001, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

--------------------------------------------------------------------------------



Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the Notes to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement we did not settle the existing interest rate swap agreement. At March 31, 2002, the interest rate swap agreement had a notional amount of $35.9 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $1.4 million at March 31, 2002. If the floating rate increased 25 basis points, interest expense under the swap agreement for the three and six months ended March 31, 2002 would have been lower by $23,416 and $49,750 respectively.

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

On July 26, 2001, a lawsuit was filed in a Mississippi state court by Eddie Fears, "a citizen and taxpayer", against Ronnie Musgrove, Governor of the State of Mississippi, the Mississippi Gaming Commission and members of the Mississippi Gaming Commission. The lawsuit alleged that the Tribal-State Compact entered into by the State of Mississippi and the Tribe is invalid for a number of reasons, including that the then-Governor of the State of Mississippi did not have the legal power to bind the State to the terms of the Compact. On February 21, 2002 this lawsuit was dismissed upon the filing of a notice of dismissal by the Plaintiff in the Chancery Court of Hinds County, Mississippi.


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


Date:      May 10, 2002        Choctaw Resort Development Enterprise

                               By:  /s/ Jay Dorris
                                    ____________________________
                                    Jay Dorris
                                    President
                                    Choctaw Resort Development Enterprise

                                By: /s/ Michael A. Donald
                                    ____________________________
                                    Michael A. Donald, CPA
                                    Vice President of Resort Finance
                                    Choctaw Resort Development Enterprise
                                    (Principal Financial and Accounting Officer)