Form 10-Q
period 2002-06-30
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2002-08-13
CIK 1141344

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended: June 30, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the Transition Period From ________________________to ____________________

                      Commission File Number ______________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---    ---

    PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements


             Balance Sheets as of June 30, 2002 (unaudited) and September 30, 2001.....................................3

             Statements of Operations and Comprehensive Income for the Three and Nine Months
             Ended June 30, 2002 and 2001 (unaudited)..................................................................4

             Statement of Owner's Equity for the Nine Months Ended June 30, 2002 (unaudited)...........................5

             Statements of Cash Flows for the Nine Months Ended June 30, 2002 and
              2001 (unaudited).........................................................................................6

             Notes to Financial Statements (unaudited) ................................................................7

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................................................16

    Item 3 -- Quantitative and Qualitative Disclosure of Market Risk..................................................24


    PART II  -- OTHER INFORMATION.....................................................................................25

    Signatures  -.....................................................................................................26

PART I. Financial Information
  Item 1  Financial Statements

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                 BALANCE SHEETS
                      June 30, 2002 and September 30, 2001
----------------------------------------------------------------------------------------------------------------------------


                                                                                  June 30,           September 30,
                                                                                    2002                 2001
                                                                           -------------------  --------------------
                                                                                (Unaudited)
                                         Assets
Current assets:
    Cash and cash equivalents                                                    $ 50,074,847         $  81,822,543
    Short-term investments                                                                  -            81,949,037
    Accounts receivable (net of allowance of
      $2,311,263 and $1,685,009)                                                    2,852,443             3,085,106
    Inventories                                                                     1,647,167             1,517,052
    Prepaid expenses and other                                                      1,561,027             1,784,209
                                                                           -------------------  --------------------
             Total current assets                                                  56,135,484           170,157,947

    Property and equipment, net                                                   361,546,629           206,222,932
    Restricted cash                                                                 2,606,939             2,568,256
    Deferred loan costs, net                                                        5,871,740             6,595,249
    Other assets                                                                    1,446,084             1,302,131
                                                                           -------------------  --------------------
             Total assets                                                        $427,606,876         $ 386,846,515
                                                                           -------------------  --------------------

                             Liabilities and Owner's Equity
Current liabilities:
    Current maturities of long-term debt                                            $ 300,000           $   300,000
    Accounts payable                                                                1,859,205             2,519,767
    Construction accounts payable                                                  19,648,925            15,883,132
    Due to Tribe                                                                    4,625,705                81,401
    Accrued liabilities:
      Accrued payroll and related                                                   6,721,885             5,247,757
      Accrued expenses and other liabilities                                        7,346,569             7,991,053
      Accrued interest expense                                                      4,975,294             9,597,633
                                                                           -------------------  --------------------
             Total current liabilities                                             45,477,583            41,620,743

Long term debt, net of current maturities                                         220,000,000           200,000,000

Commitments and contingencies                                                               -                     -

Owner's equity:
    Contributed capital                                                           183,440,262           181,552,126
    Retained earnings (deficit)                                                   (21,035,750)          (35,932,309)
    Accumulated other comprehensive loss                                             (275,219)             (394,045)
                                                                           -------------------  --------------------
             Total owner's equity                                                 162,129,293           145,225,772
                                                                           -------------------  --------------------

             Total liabilities and owner's equity                                $427,606,876         $ 386,846,515
                                                                           -------------------  --------------------
The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           For the Three and Nine Months Ended June 30, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended                   Nine Months Ended
                                                               June 30,                            June 30,
                                                 ---------------------------------   ----------------------------------
                                                      2002              2001              2002              2001
                                                 ----------------  ---------------   ----------------  ----------------
                                                   (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)
Revenue:
    Casino                                          $ 54,792,271     $ 54,522,252       $167,448,156      $168,136,076
    Food & beverage                                    5,020,885        5,143,548         16,013,837        15,376,493
    Rooms                                              2,336,567        2,081,706          6,440,302         6,227,209
    Other                                              3,177,117        2,721,690          7,224,180         7,274,485
                                                 ----------------  ---------------   ----------------  ----------------
             Gross revenue                            65,326,840       64,469,196        197,126,475       197,014,263
    Less: promotional allowances                      (4,932,607)      (5,376,587)       (16,470,447)      (16,663,590)
                                                 ----------------  ---------------   ----------------  ----------------
             Net revenue                              60,394,233       59,092,609        180,656,028       180,350,673
                                                 ----------------  ---------------   ----------------  ----------------

Costs and expenses:
    Casino                                            13,966,973       15,514,718         44,990,100        46,848,555
    Food & beverage                                    1,859,098        1,804,004          5,415,359         5,254,891
    Rooms                                                472,223          385,833          1,189,221         1,098,002
    Other                                              2,606,502        1,954,616          6,066,537         5,301,421
    Selling, general, and administrative              11,091,317        7,572,617         29,646,455        23,578,791
    Maintenance and utilities                          1,366,603        1,433,742          3,930,330         3,889,225
    Depreciation                                       2,754,297        3,142,443          9,782,209         9,299,473
                                                 ----------------  ---------------   ----------------  ----------------
             Total                                    34,117,013       31,807,973        101,020,211        95,270,358
                                                 ----------------  ---------------   ----------------  ----------------

Operating income                                      26,277,220       27,284,636         79,635,817        85,080,315
                                                 ----------------  ---------------   ----------------  ----------------

Other income (expense):
    Interest income                                      114,093        1,663,116          1,615,355         2,336,508
    Interest expense, net of interest capitalized     (2,065,190)      (5,413,168)        (9,308,816)       (8,388,833)
    Other income (expense)                                61,117          115,794          3,849,330        (1,286,220)
                                                 ----------------  ---------------   ----------------  ----------------
             Total                                    (1,889,980)      (3,634,258)        (3,844,131)       (7,338,545)
                                                 ----------------  ---------------   ----------------  ----------------

Net income                                            24,387,240       23,650,378         75,791,686        77,741,770

Other comprehensive income (loss)                         40,405           37,308            118,826          (432,008)
                                                 ----------------  ---------------   ----------------  ----------------

Comprehensive income                                $ 24,427,645     $ 23,687,686       $ 75,910,512      $ 77,309,762
                                                 ----------------  ---------------   ----------------  ----------------

The accompanying notes are an integral part of these financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                           STATEMENT OF OWNER'S EQUITY
                     For the Nine Months Ended June 30, 2002
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Accumulated
                                                               Retained            Other               Total
                                          Contributed          Earnings        Comprehensive          Owner's
                                            Capital           (Deficit)             Loss               Equity
                                        -----------------  -----------------  -----------------   -----------------

Balances, September 30, 2001               $ 181,552,126      $ (35,932,309)      $   (394,045)      $ 145,225,772

    Net income                                         -         75,791,686                  -          75,791,686
    Contributed capital                        1,888,136                  -                  -           1,888,136
    Distributions                                      -        (60,895,127)                 -         (60,895,127)
    Reclassification adjustment
      under SFAS 133                                   -                  -            118,826             118,826
                                        -----------------  -----------------  -----------------   -----------------


Balances, June 30, 2002                    $ 183,440,262      $ (21,035,750)      $   (275,219)      $ 162,129,293
                                        -----------------  -----------------  -----------------   -----------------



   The accompanying notes are an integral part of these financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                           ----------------------------------------
                                                                                  2002                 2001
                                                                           -------------------  -------------------
                                                                              (Unaudited)          (Unaudited)

  Cash flows from operating activities:
    Net income                                                                  $  75,791,686        $  77,741,770
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Cumulative effect of accounting change                                                  -             (541,847)
    Depreciation and amortization                                                  10,099,893           10,427,700
    Gain on disposal of property and equipment                                       (599,401)                   -
    Change in operating assets and liabilities:
      Accounts receivable, net                                                        232,663            1,390,777
      Inventories                                                                    (130,115)            (183,771)
      Prepaid expenses and other                                                      223,182           (1,159,483)
      Other assets                                                                   (143,953)               2,465
      Accounts payable and due to Tribe                                              (617,473)          (6,315,023)
      Accrued liabilities                                                          (3,792,695)           6,418,492
                                                                           -------------------  -------------------
Net cash provided by operating activities                                          81,063,787           87,781,080
                                                                           -------------------  -------------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of
      amounts in construction accounts payable                                   (156,929,412)         (16,648,380)
    Proceeds from disposal of property and equipment                                  689,915                    -
    Decrease (increase) in short term investments                                  82,513,481          (87,436,862)
    Restricted cash                                                                   (38,683)            (101,618)
                                                                           -------------------  -------------------
Net cash used in investing activities                                             (73,764,699)        (104,186,860)
                                                                           -------------------  -------------------

   Cash flows from financing activities:
    Proceeds from issuance of bonds                                                         -          200,000,000
    Borrowing under credit facilities                                              20,000,000                    -
    Repayment of long-term debt                                                             -          (62,500,000)
    Contributions of cash from Tribe                                                1,888,136           22,110,727
    Distributions to Tribe                                                        (60,895,127)         (70,600,110)
    Loan fees paid                                                                    (39,793)          (5,323,694)
                                                                           -------------------  -------------------
Net cash (used in) provided by financing activities                               (39,046,784)          83,686,923
                                                                           -------------------  -------------------

Net (decrease) increase in cash and cash equivalents                              (31,747,696)          67,281,143
Cash and cash equivalents at beginning of period                                   81,822,543           34,779,920
                                                                           -------------------  -------------------
Cash and cash equivalents at end of period                                      $  50,074,847        $ 102,061,063
                                                                           -------------------  -------------------

   Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      $  20,420,929        $   2,925,085
                                                                           -------------------  -------------------
Supplemental disclosure of non-cash investing and financing
    activities:
      Contributions of property and equipment from Tribe                          $         -        $   3,156,740
                                                                           -------------------  -------------------
      Due to Tribe for property and equipment                                     $         -         $    816,468
                                                                           -------------------  -------------------
      Contributions of other assets from Tribe                                    $         -        $   1,843,927
                                                                           -------------------  -------------------
      Accounts payable for construction                                         $  19,648,925        $   9,182,914
                                                                           -------------------  -------------------
      Exchange of property and equipment for a
        note due to Tribe                                                       $   4,501,215          $         -
                                                                           -------------------  -------------------

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2001.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
-------------------------------------------------------------------------------

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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $1,329,243 and $565,941 at June 30, 2002 and September 30, 2001,
respectively.

Accounting for Derivative Instruments and Hedging Activities

On October 1, 2000, the Enterprise adopted Statement of Financial
Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. See Note 4.

Contributed Capital

Contributed capital consists of (i) equipment and facilities related primarily to various construction and expansion projects since the Silver Star opened which have been funded by the Tribe and contributed upon their completion at the Tribe's cost, (ii) certain development costs for the Golden Moon, also funded by the Tribe and contributed at the Tribe's cost, (iii) cash to fund Golden Moon construction and development and (iv) cash to fund construction and development of Geyser Falls, a water theme park proximate to the Silver Star.

Casino and Other Revenue

Casino revenue is net win from gaming activities, which is the difference between gaming wins and losses. Gross revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances.

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                  Three Months Ended                 Nine Months Ended
                                                        June 30,                          June 30,
                                            -------------------------------  ----------------------------------
                                                2002             2001             2002              2001
                                            --------------  ---------------  ----------------  ----------------
Food and beverage                             $ 3,429,843      $ 3,935,891       $11,718,646       $11,899,187
Rooms                                             888,372          822,058         2,575,635         2,501,616
Other                                             467,821          617,946         1,510,664         1,885,239
                                            --------------  ---------------  ----------------  ----------------
Total                                         $ 4,786,036      $ 5,375,895       $15,804,945       $16,286,042
                                            --------------  ---------------  ----------------  ----------------

Complimentary revenues have been earned in the following casino departments as follows:



                                                  Three Months Ended                  Nine Months Ended
                                                        June 30,                          June 30,
                                            -------------------------------  ----------------------------------
                                                2002             2001             2002              2001
                                            --------------  ---------------  ----------------  ----------------

Food and beverage                             $ 3,383,536      $ 3,785,665       $11,714,399       $11,575,988
Rooms                                           1,212,745        1,239,702         3,683,039         3,738,633
Other                                             336,326          351,220         1,073,009         1,348,969
                                            --------------  ---------------  ----------------  ----------------
Total                                         $ 4,932,607      $ 5,376,587       $16,470,447       $16,663,590
                                            --------------  ---------------  ----------------  ----------------

Income Taxes

The Enterprise is a business enterprise owned by the Mississippi Band of Choctaw Indians, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or nine months ended June 30, 2002 and 2001.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $1,017,238 and $1,008,379 for the three months ended June 30, 2002 and 2001, respectively, and $2,719,116 and $3,557,461 for the nine months ended June 30, 2002 and 2001, respectively.

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

Preopening Expenses

Preopening costs are expensed as incurred and are included in selling, general, and administrative cost. Preopening costs incurred during the three months ended June 30, 2002 and 2001 were $1,278,283 and $252,862, respectively. Preopening costs incurred during the nine months ended June 30, 2002 and 2001 were $1,718,865 and $252,862, respectively.

Note 2--Property and Equipment

Property and equipment consists of the following:


                                   Useful
                                    Lives             June 30,           September 30,
                                   (Years)              2002                 2001
                                ---------------   ------------------  --------------------

Land and improvements                                  $ 16,799,809         $  16,799,809
Buildings and improvements          20-40               127,674,903           124,375,524
Golf course improvements            5-15                  2,723,984             2,723,984
Furniture and equipment             5-10                 85,761,588            63,447,006
Aircraft                             10                   4,551,215                     -
Vehicles                              3                   1,044,625               928,407
                                                  ------------------  --------------------
                                                        238,556,124           208,274,730
Less accumulated depreciation                            75,127,968            65,804,004
                                                  ------------------  --------------------
                                                        163,428,156           142,470,726
Construction in progress                                198,118,473            63,752,206
                                                  ------------------  --------------------
                                                       $361,546,629         $ 206,222,932
                                                  ------------------  --------------------


At June 30, 2002, construction in progress consists of $185,879,935 incurred related to the development of the Golden Moon and $3,759,690 incurred related to development of Geyser Falls Water Theme Park ("Geyser Falls"). Construction in progress for Golden Moon includes $8,478,848 of interest capitalized as of June 30, 2002. The Enterprise capitalized interest in the amount of $3,412,561 and $7,253,076 in the three and nine months ended June 30, 2002, respectively. The Enterprise capitalized interest in the amount of $486,775 in the three and nine months ended June 30, 2001.

Note 3--Restricted Cash

The Enterprise had $ 2,606,939 and $ 2,568,256 of restricted cash as of June 30, 2002 and September 30, 2001, respectively. The balances at June 30, 2002 and September 30, 2001 are required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The Claims Reserve will survive for three years after the Termination Agreement and is governed by the terms of the Management Agreement. Any unused portion of the Claims Reserve at the end of the three-year period will become unrestricted.

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

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. At June 30, 2002, a total of $20,000,000 was drawn and outstanding on the Facility. For the three and nine months ended June 30, 2002, the Enterprise paid commitment fees totaling $145,347 and $416,555, respectively, on the Facility. Advances on the Facility bear interest at LIBOR plus a margin rate of 2.5%. At June 21, 2002 (the date of the initial draw under the Facility), LIBOR was 1.86%.

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

As of June 30, 2002, management believes that the Enterprise is in compliance with all debt covenants under the Notes and the Facility.

The Enterprise entered into an interest rate swap agreement for the purpose of fixing interest rates on the term loan which was retired with proceeds from the notes, thus reducing exposure to interest rate fluctuations. At June 30, 2002, the Enterprise's interest rate swap had a notional amount of $31,250,000. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement are recognized as an adjustment to interest expense. The agreement is with a major financial institution, which is expected to fully perform under the terms of the agreement.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2001 through June 30, 2002, the Enterprise recognized other income of $826,008 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2001 through June 30, 2002 are $118,826.

Note 5--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $206,000,000 at June 30, 2002 based on quoted market prices on or about June 30, 2002.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counterparty. The fair value liability of the Enterprise's interest rate swap at June 30, 2002 was $1,288,012 and is included in accrued expenses and other liabilities.

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

Note 7--Related Party Transactions

Net distributions to the Tribe were $17,689,072 and $28,440,299 for the three months ended June 30, 2002 and 2001, respectively and $60,895,127 and $70,600,110 for the nine months ended June 30, 2002 and 2001, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in Note 4.

Employees of the Enterprise are provided health coverage through the Tribe's health plan. The Enterprise and its employees paid $2,142,691 and $2,012,987 to the Tribe under this arrangement for the three months ended June 30, 2002 and 2001, respectively and $6,405,583 and $5,843,247 for the nine months ended June 30, 2002 and 2001, respectively.

The Enterprise collects and remits a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $248,051 and $199,663 for the three months ended June 30, 2002 and 2001, respectively. The Enterprise paid sales tax of $639,664 and $593,456 for the nine months ended June 30, 2002 and 2001, respectively. During the three and nine months ended June 30, 2002, the Enterprise also paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amounts of $1,078,534 and $3,059,184, respectively. For the three and nine months ended June 30, 2001, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amounts of $1,061,224 and $9,326,183 respectively. The amount for the nine months ended June 30, 2001 includes $6,577,227 for the construction of a parking garage.

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. During the three and nine months ended June 30, 2002 the Enterprise made purchases of $235,907 and $624,135 from Choctaw Paper Company, Inc.

The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the three-month periods ended June 30, 2002 and 2001 under the Tribal-State Compact. The Choctaw Gaming Commission was paid $590,043 and $545,223 for the three months ended June 30, 2002 and 2001, respectively, and $1,692,359 and $1,681,361 for the nine months ended June 30, 2002 and 2001, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code. Amounts paid to the Choctaw Gaming Commission along with amounts paid the Tribal/State Tourism fund are included in selling, general and administrative expense for the three and nine months ended June 30, 2002 and 2001.

The Enterprise paid Choctaw Development Enterprise $-0- and $1,021,202 for the construction of administrative offices and a hospitality institute and $ -0- and $57,000 for construction related to the Golden Moon project during the three and nine months ended June 30, 2002, respectively.

During the three and nine months ended June 30, 2002 the Tribe did not contribute property and equipment or other assets to the Enterprise, however during the three months ended June 30, 2002 the Tribe did contribute $1,888,136 in cash related to construction and development of Geyser Falls. In addition, the Tribe advanced $2,000,000 to the Enterprise for construction of Geyser Falls which is included in Due to Tribe at June 30, 2002. During the nine months ended June 30, 2001, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $3,156,740 . During the nine months ended June 30, 2001, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $1,843,927.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was contributed to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. Repayment to the Tribe is to occur in 12 equal monthly installments commencing in December 2001. During the three and nine months ended June 30, 2002 the Enterprise has made payments to the Tribe totaling $750,204 and $1,875,510, respectively, in connection with this purchase.

Note 8--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $504,442 and $418,809 for the three months ended June 30, 2002 and 2001, respectively, and $1,464,773 and $1,280,567 for the nine months ended June 30, 2002 and 2001, respectively.

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

Note 10--Subsequent Events

On July 8, 2002, July 12, 2002 and August 6, 2002, the Enterprise made distributions of $5,000,000, $2,829,212 and $7,384,031 respectively, to the Tribe.

On July 23, 2002 the Enterprise drew an additional $20,000,000 on the Facility referred to in Note 4.

Note 11--Insurance Proceeds

On January 10, 2002 a settlement agreement for the insurance claim related to the April 2001 flood was entered into between the Enterprise and the insurance carriers. The Enterprise received $3,023,322, which represents the entire amount of the settlement, during the quarter ended March 31, 2002. During the quarter ended March 31, 2002 the Enterprise recognized $2,473,293 of other income and $550,029 as a gain on disposal of assets related to the insurance settlement.

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

On April 30, 2002 the FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, pursuant to SFAS 145, an entity would not be prohibited for classifying such gains and losses as extraordinary items so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 (APB 30), Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 is effective for transactions occurring after May 15, 2002. The Enterprise has adopted the provisions of SFAS 145 which have had no effect on the financial statements.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2002
              Compared to Three and Nine Months Ended June 30, 2001

--------------------------------------------------------------------------------


The following discussion and analysis of the financial condition and results of operations should be read together with the financial statements and notes thereto.

Net Revenues. Net revenues were $60.4 million for the quarter ended June 30, 2002 compared to $59.1 million for the quarter ended June 30, 2001. The $1.3 million, or 2.2% increase in net revenue was primarily due to an increase in gaming, room and other revenue. Net revenues were $180.7 million for the nine months ended June 30, 2002 compared to $180.4 million for the nine months ended June 30, 2001 representing a $0.3 million, or 0.2% increase in net revenue. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues increased $0.3 million, or 0.6%, to $54.8 million for the quarter ended June 30, 2002 from $54.5 million for the quarter ended June 30, 2001. Casino revenues were $167.4 million for the nine months ended June 30, 2002 compared to $168.1 million for the nine months ended June 30, 2001, a decrease of $ 0.7 million, or 0.4%.

Table game activity decreased as reflected in table games drop. The table game drop was $38.8 million for the quarter ended June 30, 2002 compared to table game drop of $39.5 million for the quarter ended June 30, 2001. This reflects a decrease in table activity of $0.7 million or 1.7% over the corresponding period in 2001. Table game revenue was $6.8 million for the quarter ended June 30, 2002 compared to $7.5 million for the quarter ended June 30, 2001, a decrease of $0.7 million, or 9.3%. The decrease in revenue is primarily due to the decrease in table game drop combined with a lower hold percentage for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Table game hold percentage was 17.5% for the quarter ended June 30, 2002 compared to 19.0% for the quarter ended June 30, 2001. The table game drop was $124.7 million for the nine months ended June 30, 2002 compared to table game drop of $129.6 million for the nine months ended June 30, 2001. This reflects a decrease in table activity of $4.9 million or 3.8% over the corresponding period in 2001. Table game revenue was $23.0 million for the nine months ended June 30, 2002 compared to $26.2 million for the nine months ended June 30, 2001, a decrease of $3.2 million, or 12.2%. The decrease in revenue is primarily due to the decrease in table game drop combined with a lower hold percentage for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. Table game hold percentage was 18.4% for the nine months ended June 30, 2002 compared to 20.2% for the nine months ended June 30, 2001.

Slot revenues were $49.4 million for the quarter ended June 30, 2002 compared to $46.8 million for the quarter ended June 30, 2001, an increase of $2.6 million or 5.6%. The increase is due to an increase in hold percentage for the quarter ended June 30, 2002. Slot revenues were $143.4 million for the nine months ended June 30, 2002 compared to $141.0 million for the nine months ended June 30, 2001, an increase of $2.4 million or 1.7%. The increase is primarily due to an increase in coin-in for the nine months ended June 30, 2002, compared to the same period in the prior year.

Food and Beverage. For the quarter ended June 30, 2002, food and beverage revenues were $5.0 million, a decrease of approximately $0.1 million, or 2.0%, from $5.1 million for the quarter ended June 30, 2001. During the quarter ended June 30, 2002, the Silver Star turned 344,500 covers with an average revenue per cover of $11.29 compared to 334,200 covers with an average revenue per cover of $11.85 during the quarter ended June 30, 2001. For the nine months ended June 30, 2002, food and

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2002
        Compared to Three and Nine Months Ended June 30, 2001 (Continued)

-------------------------------------------------------------------------------


beverage revenues were $16.0 million, an increase of approximately $0.6 million, or 3.9%, from $15.4 million for the nine months ended June 30, 2001. During the nine months ended June 30, 2002, the Silver Star turned 1,017,000 covers with an average revenue per cover of $11.93 compared to 985,100 covers with an average revenue per cover of $11.79 during the nine months ended June 30, 2001.

Rooms. Room revenues were $2.3 million for the quarter ended June 30, 2002 compared to $2.1 million for the quarter ended June 30, 2001. There was an increase in the average daily room rate to $56.22 for the quarter ended June 30, 2002 from $51.93 for the quarter ended June 30, 2001. Our occupancy rate was 92.7% for the quarter ended June 30, 2002 compared to 90.5% for the quarter ended June 30, 2001. During the quarter ended June 30, 2002, 52.7% of our hotel revenue was attributable to rooms occupied by Silver Star customers on a complimentary basis compared to 59.0% for the quarter ended June 30, 2001. Room revenues were $6.4 million for the nine months ended June 30, 2002 compared to $6.2 million for the nine months ended June 30, 2001.

Other. Other revenues increased $500,000 to $3.2 million for the quarter ended June 30, 2002 from $2.7 million for the quarter ended June 30, 2001. The increase in other revenue is attributable to increases in sales from our various retail outlets and convention center during the three months ended June 30, 2002. Other revenues decreased $100,000 to $7.2 million for the nine months ended June 30, 2002 from $7.3 million for the nine months ended June 30, 2001. The decrease in other revenue is attributable to declines in sales from our various retail outlet during the nine months ended June 30, 2002. Other revenues are comprised primarily of revenue from our various retail outlets, the convention center, fees earned from cash advances to customers and other miscellaneous items. Also included in other revenue is the revenue from the Dancing Rabbit. Golf revenues were $1,430,000 for the quarter ended June 30, 2002 compared to $1,418,000 for the quarter ended June 30, 2001, an increase of $12,000 or 0.8%. Golf revenues were $2,785,000 for the nine months ended June 30, 2002 compared to $2,760,000 for the nine months ended June 30, 2001, an increase of $26,000 or 0.9%. Slight golf revenue increases in both the three months and nine months ended June 30, 2002 were the result of increased golf rounds coupled with lower per round pricing associated with golf packages and special promotions.

Promotional Allowances. Promotional allowances totaled $4.9 million for the quarter ended June 30, 2002, representing a $500,000 or 9.2% decrease over promotional allowances of $5.4 million for the quarter ended June 30, 2001. During the quarter ended June 30, 2002 promotional allowances were 8.9% of casino revenues compared to 9.9% for the quarter ended June 30, 2001. Promotional allowances were $16.5 million for the nine months ended June 30, 2002, representing a $200,000 or 1.2% decrease over promotional allowances of $16.7 million for the nine months ended June 30, 2001. During the nine months ended June 30, 2002 and 2001, promotional allowances remained constant at 9.9% of casino revenues.

Costs and Expenses. Total costs and expenses were $34.1 million for the quarter ended June 30, 2002 compared to $31.8 million for the quarter ended June 30, 2001, an increase of $2.3 million or 7.2%. Total costs and expenses were $101.0 million for the nine months ended June 30, 2002 compared to $95.3 million for the nine months ended June 30, 2001, an increase of $5.7 million or 6.0%. The increase for both periods is primarily due to the increase in selling, general and administrative expenses that are described below.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2002
        Compared to Three and Nine Months Ended June 30, 2001 (Continued)

-------------------------------------------------------------------------------

Casino. Casino costs and expenses were $14.0 million for the quarter ended June 30, 2002, compared to $15.5 million for the quarter ended June 30, 2001, a decrease of $1,500,000 or 9.7%. Casino costs and expenses were $45.0 million for the nine months ended June 30, 2002, compared to $46.8 million for the nine months ended June 30, 2001, a decrease of $1,800,000 or 3.9%. The decrease for both the quarter and nine-month period is attributable to the decline in table game activity as well as management's effort to control operating costs and expense.

Other. Other costs and expenses were $2.6 million for the three months ended June 30, 2002, compared to $2.0 million for the three months ended June 30, 2001, an increase of $600,000, or 30.0%. Other costs and expenses were $6.1 million for the nine months ended June 30, 2002, compared to $5.3 million for the nine months ended June 30, 2001, an increase of $800,000, or 15.1%. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit. Golf operating expenses were $1,276,000 for the three months ended June 30, 2002 and $1,171,000 for the three months ended June 30, 2001, an increase of $105,000, or 9.0%. Golf operating expenses were $3.2 million for the nine months ended June 30, 2002 compared to $2.9 million for the nine months ended June 30, 2001, an increase of $300,000 or 10.3%. The increase in golf operating expenses is attributable to increased golf rounds.

Selling, General and Administrative. Selling, general and administrative costs and expenses were $11.1 million for the quarter ended June 30, 2002 compared to $7.6 million for the quarter ended June 30, 2001, an increase of $3.5 million or 46.1%. Approximately $1.0 million of the increase is attributable to pre-opening expenses incurred during the quarter ended June 30, 2002 that are included in selling, general and administrative costs and expenses. There were $1.3 million and $0.3 million of pre-opening expenses incurred for the quarters ended June 30, 2002 and June 30, 2001, respectively. Selling, general and administrative costs and expenses related to the Silver Star were $8.3 million for the quarter ended June 30, 2002 compared to $7.1 million for the quarter ended June 30, 2001. The $1.2 million, or 16.9% increase in selling, general and administrative expenses for the Silver Star is primarily attributable to increased promotional activity related to our slot customers and an increase in the employee incentive bonus program expense. Selling, general and administrative costs and expenses related to the operations of the Enterprise administrative office and training center were $1.4 million for the quarter ended June 30, 2002 compared to $0.2 million for the quarter ended June 30, 2001, an increase of $1.2 million. The training center was opened on November 9, 2001 and the administrative office has 130 employees as of June 30, 2002 compared to none at June 30, 2001.

Selling, general and administrative costs and expenses were $29.6 million for the nine months ended June 30, 2002 compared to $23.6 million for the nine months ended June 30, 2001, an increase of $6.0 million, or 25.4%. Approximately $1.0 million of this increase is due to the payment during the nine months ended June 30, 2002 as required by the "Settlement and General Release Agreement" with the former Chief Executive Officer of the Silver Star. Approximately $1.4 million of the increase is attributable to pre-opening expenses incurred during the nine months ended June 30, 2002 that are included in selling, general and administrative costs and expenses. There were $1.7 million and $0.3 million of pre-opening expenses incurred for the nine months ended June 30, 2002 and June 30, 2001, respectively. Selling, general and administrative costs and expenses related to the Silver Star (excluding the $1.0 million described above) were $24.3 million for the nine months ended June 30, 2002 compared to $22.9 million for the nine months ended June 30, 2001. The $1.4 million or 6.1% increase in selling, general and administrative expense for the Silver Star is primarily attributable to the increased promotional activity related to our slot customers and an increase in the employee incentive bonus program expense. Selling, general and administrative costs and expenses related to the operations of the Enterprise administrative office and training center were $2.6 million for the nine months ended June 30, 2002 compared to $0.4 million for the nine months ended June 30, 2001, an increase of $2.2 million. The training center was opened on November 9, 2001 and the administrative office has 130 employees as of June 30, 2002 compared to none at June 30, 2001.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2002
        Compared to Three and Nine Months Ended June 30, 2001 (Continued)

-------------------------------------------------------------------------------

Operating Income (loss). Operating income was $26.3 million for the quarter ended June 30, 2002 compared to $27.3 million for the quarter ended June 30, 2001, a decrease of $1.0 million, or 3.7%. Operating income was $79.6 million for the nine months ended June 30, 2002 compared to $85.1 million for the nine months ended June 30, 2001, a decrease of $5.5 million, or 6.5%. The decrease for the both periods was primarily due to the revenue and expense variations previously discussed.

Other Income (Expense). Other expense was $1.9 million for the quarter ended June 30, 2002 compared to other expense of $3.6 million for the quarter ended June 30, 2001, representing a decrease in expense of $1.7 million which is primarily attributed to a decrease in interest expense of approximately $3.3 million and a decrease in interest income of $1.6 million. The decrease in interest expense is primarily due to capitalization of interest in the amount of $3.4 million during the quarter ended June 30, 2002 compared to $0.5 million for the quarter ended June 30, 2001. The decrease in interest income is due to decreased cash and investment balances which were used to fund Golden Moon construction. Other expense was $3.8 million for the nine months ended June 30, 2002 compared to other expense of approximately $7.3 million for the nine months ended June 30, 2001, representing a decrease in expense of $3.5 million which is attributed to an increase in interest expense of approximately $0.9 million, a decrease in interest income of $0.7 million, the recognition of $3.0 million of other income due to the insurance settlement described below and $2.1 million increase in other income related to the effect of interest rate changes on the interest swap agreement. Interest capitalized for the nine months ended June 30, 2002 was $7.3 million compared to $0.5 million for the nine months ended June 30, 2001. The decrease in interest income is due to decreased cash and investment balances that were used to fund Golden Moon construction. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense. On January 10, 2002 a settlement agreement for the insurance claim related to the April 2000 flood was entered into between the Enterprise and the insurance carriers. During the quarter ended March 31, 2002, the Enterprise received $3.0 million which represents the entire amount of the settlement. During the quarter ended March 31, 2002 the Enterprise recognized $2.5 million of other income and $0.5 million as a gain on disposal of assets related to the insurance settlement.

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended June 30, 2002 and 2001, the Enterprise recognized other income of $126,000 and other expense of $800,000, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement. During the nine months ended June 30, 2002 and 2001, the Enterprise recognized other income of $826,000 and other expense of $1.3 million, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2002
        Compared to Three and Nine Months Ended June 30, 2001 (Continued)

-------------------------------------------------------------------------------

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Enterprise, including the use of estimates and assumptions are presented in the Notes to the Consolidated Financial Statements. Management bases its estimates on it historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Enterprise believes that estimates related to the following areas involve a high degree of judgment and/or complexity; The allowance for doubtful accounts receivable, estimated accruals for jackpots and slot club bonus points, self insurance related to employee health plans and contingencies related to customer claims in the ordinary course of business.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by periodically evaluating individual customer receivables and considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, we may increase the allowance.

We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that these accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers' personal assets. We estimate guest claims and accrue for such liability based on historical experience in accrued liabilities in the balance sheets.

Liquidity and Capital Resources

As of June 30, 2002, we held cash and cash equivalents of $50.1 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $81.1 million in the nine months ended June 30, 2002 compared to $87.8 million in the nine months ended June 30, 2001. The decrease of $6.7 million was due primarily to the decrease in net income to $75.8 million in the nine months ended June 30, 2002 from $77.7 million in the nine months ended June 30, 2001.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2002
        Compared to Three and Nine Months Ended June 30, 2001 (Continued)

-------------------------------------------------------------------------------

Cash used in investing activities in the nine months ended June 30, 2002 for capital expenditures totaled $156.9 million. The Enterprise received $82.5 million from the sale of short-term investments in the nine months ended June 30, 2002. Cash used in investing activities in the nine months ended June 30, 2001 was primarily for changes in restricted cash, capital expenditures and purchases of short term investments totaling $0.1 million, $16.6 million and $87.4 million respectively.

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

We had $2.6 million of restricted cash as of June 30, 2002 and September 30, 2001. The balances are required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the Management Agreement was terminated. The claims reserve will survive until January 31, 2003. Any unused portion of the claims reserve at the end of the three-year period will become unrestricted.

Cash used in financing activities was $39.0 million in the nine months ended June 30, 2002 compared to $83.7 million cash provided in the nine months ended June 30, 2001. The primary use of cash in each period was distributions to the Tribe of $60.9 million and $70.6 million in the nine months ended June 30, 2002 and 2001, respectively. The primary source of cash provided in the nine months ended June 30, 2001 was proceeds from the issuance of $200 million of long-term debt. During the nine months ended June 30, 2001, the Enterprise also repaid $62.5 million of long-term debt.

Pursuant to the Indenture, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the term loan and used the remaining proceeds to finance the construction of the Golden Moon. On December 19, 2000, we entered into a $125.0 million reducing senior secured revolving credit facility and amended our outstanding amortizing senior secured term loan. At June 30, 2002 a total of $20,000,000 was drawn and outstanding on this facility. On July 23, 2002 the Enterprise drew an additional $20,000,000 on the Facility. We anticipate that it will be necessary to make additional draws from this facility to complete the Golden Moon.

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

Through June 30, 2002, $195.8 million of the budgeted $290.6 million Golden Moon construction has been completed through proceeds from the $200.0 million note offering, and contributions of cash and property and equipment from the Tribe. We anticipate the remaining $94.8 million of budgeted expenditures to be financed from cash on hand and short-term investments, which includes the balance of the proceeds from the $200.0 million note offering and the $125.0 million revolving credit facility. The Golden Moon is expected to be completed and opened on August 26, 2002.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2002
        Compared to Three and Nine Months Ended June 30, 2001 (Continued)

-------------------------------------------------------------------------------

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

As of June 30, 2002 and September 30, 2001 the Tribe had outstanding liabilities of $4.7 million and $5.5 million, respectively, under credit facilities with $3.9 million and $8.0 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

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

During March 2002 the Tribe began construction of a water theme park. Construction of the water theme park was completed in early July 2002 and the park was opened to the public on July 9, 2002. The total estimated cost of construction is estimated at $19.9 million of which a total of $3.8 million has been incurred by the Enterprise through June 30, 2002. Of the total $3.8 million construction cost incurred through June 30, 2002, the Enterprise has received contributed capital of $1.8 million from the Tribe. It is anticipated that the Enterprise will receive reimbursement for the balance of construction and preopening costs incurred as well as any remaining construction and preopening costs incurred subsequent to June 30, 2002.

Impact of Inflation

Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2002
        Compared to Three and Nine Months Ended June 30, 2001 (Continued)

-------------------------------------------------------------------------------

Regulation and Taxes

The Silver Star is subject to extensive regulation by the Choctaw Gaming Commission and the Golden Moon will also be subject to such regulation. Changes in applicable laws or regulations could have a significant impact on our operations.

The Enterprise is owned by the Tribe, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or nine month periods ended June 30, 2002 or 2001, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------------------

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the Notes, which bear interest at a fixed rate of 9.25%, to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement we did not settle the existing interest rate swap agreement. At June 30, 2002, the interest rate swap agreement had a notional amount of $31.3 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $1.3 million at June 30, 2002. If the floating rate increased 25 basis points, interest expense under the swap agreement for the three and nine months ended June 30, 2002 would have been lower by $20,540 and $70,291 respectively. Current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 2.5%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $ 1,389 during the three and nine months ended June 30, 2002.

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

                Not applicable

Note 5.         Other Information.

                None

Item 6.         Exhibits and Reports on Form 8-K:

                (a)    Exhibits.

                       None

                (b)    Reports on Form 8-K.

                       None

                                   SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Indenture, the Enterprise has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      August 13, 2002              Choctaw Resort Development Enterprise




                               By: /s/ Jay Dorris
                                   ----------------------------
                                    Jay Dorris
                                    President
                                    Choctaw Resort Development Enterprise

                               By: /s/ Michael A. Donald
                                  -----------------------------
                                    Michael A. Donald, CPA
                                    Vice President of Resort Finance
                                    Choctaw Resort Development Enterprise
                                    (Principal Financial and Accounting Officer)


                           Certification of President

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Choctaw Resort Development Enterprise (the "Enterprise) hereby certifies, to the best of such officer's knowledge, that:

          (i) the Quarterly Report on Form 10-Q of the Enterprise for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Enterprise.



August 13, 2002                                 /s/ Jay Dorris
                                                ----------------
                                                Jay Dorris
                                                President

                Certification of Vice President of Resort Finance

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Choctaw Resort Development Enterprise (the "Enterprise) hereby certifies, to the best of such officer's knowledge, that:

          (i) the Quarterly Report on Form 10-Q of the Enterprise for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Enterprise.



August 13, 2002                            /s/ Michael A. Donald
                                           -----------------------
                                           Michael A. Donald
                                           Vice President of Resort Finance