Form 10-K
period 2002-09-30
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2002-12-24
CIK 1141344

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K
(Mark One)
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    The Fiscal Year Ended: September 30, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______________to ________________

                        Commission File Number 333-63348

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             (Exact name of registrant as specified in its charter)

Mississippi Band of Choctaw Indians                           64-0345731
     (State or other jurisdiction of                       (I.R.S. employer
     incorporation or organization)                     identification number)

                 PO Box 6260, Choctaw Branch, Choctaw, MS 39350
               (Address of principal executive offices) (Zip code)

                                 (601) 650-9294
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2):
Yes__ No  X

Documents Incorporated by Reference: The information required by Part IV of this Report, to the extent not set forth herein, is incorporated by reference from the Registration Statement on Form S-4/A filed on September 26, 2001 with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                  SEPTEMBER 30, 2002 ANNUAL REPORT ON FORM 10-K

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


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions
Item 14.   Controls and Procedures


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports of Form 8-K

Disclosure Regarding Forward-Looking Statements

Some information included in this Form 10-K and other materials filed or to be filed by the Choctaw Resort Development Enterprise with the Securities and Exchange Commission contain forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include information relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. In addition, words such as "anticipates," "expects," "plans," "intends" and similar expressions have been used to identify these forward looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. Accordingly, such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Enterprise. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic condition, pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Except to the extent required by the federal securities laws and rules and regulations of the Securities and Exchange Commission, the Enterprise has no intention or obligations to update or revise these forward looking statements to reflect new events, information or circumstances.

                                     PART I

Item 1.  Business

General

         The Mississippi Band of Choctaw Indians established the Choctaw Resort Development Enterprise to operate the Silver Star Hotel and Casino (the "Silver Star"), and to develop and operate the Golden Moon Hotel and Casino (the "Golden Moon"), and related businesses. References in this annual report to (1) the "Tribe" refer to the Mississippi Band of Choctaw Indians, and (2) the "Enterprise," "we," "our," "ours" and "us" refer to the Choctaw Resort Development Enterprise, a business enterprise of the Tribe.

         The Tribe is a federally recognized, self governing Indian tribe with approximately 9,100 enrolled members, most of whom live on or near the Tribe's approximately 31,000-acre reservation in east-central Mississippi. The Indian Gaming Regulatory Act of 1988 permits federally recognized Indian tribes to conduct full-scale casino gaming operations on certain Indian lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Mississippi entered into a compact in 1992, which was approved by the U.S. Secretary of the Interior. The compact authorizes full Class III gaming to the same extent as non-Indian casinos in the State of Mississippi. The compact is not subject to a term of years and will continue unless mutually terminated, imposes no required payments to the State of Mississippi other than for certain agreed upon reimbursement of expenses and limits distributions from gaming revenues to each Tribal member to $1,000 per year. The Tribe is currently the only entity legally authorized to operate land-based casinos in the State.

Description of Business

         The Enterprise is a business enterprise of the Tribe that was created on October 12, 1999 to operate the Silver Star and to develop and operate the Golden Moon and related businesses. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit Golf Club (the "Dancing Rabbit"), to the Enterprise and effective July 8, 2002, the Tribe contributed the Geyser Falls Water Theme Park (the "Geyser Falls"), to the Enterprise. No consideration was or is intended to be given to the Tribe for such contributions.

The Silver Star Hotel and Casino

         The Silver Star is a full service gaming and entertainment complex located on a 32-acre site on the Tribe's reservation on Highway 16 West approximately 70 miles northeast of Jackson, Mississippi. The Silver Star, along with the Golden Moon, are currently the only land-based casinos in the state and the casinos closest to Birmingham and Tuscaloosa, Alabama. Also, currently there are no legally authorized casinos in Alabama or Georgia.

         The Silver Star opened in July 1994 at a total cost of approximately $32 million. The Silver Star originally opened with 100 hotel rooms and has increased its size through three major expansions, increasing the number of rooms to 496 and adding additional gaming space and conference facilities.

         The Silver Star is an approximately 518,000 square foot facility that, as of September 30, 2002, featured: a 12-story hotel with 496 rooms, including 89 suites; approximately 82,500 square feet of gaming space with 3,094 slot machines, 82 table games and 11 poker tables; approximately 30,000 square feet of meeting and convention space, which also serves as a 2,000 seat live entertainment and sports venue with sky boxes; 2,740 parking spaces, including an approximately 1,100 space parking garage; seven restaurants with a total of 925 seats; three lounges; three retail outlets; an arcade; an outdoor swimming pool; a full-service spa; fitness facilities; and guest access to the adjacent Dancing Rabbit Golf Club and Geyser Falls.

The Golden Moon Hotel & Casino

         The Golden Moon is a full service gaming and entertainment complex located on a 15 acre site that opened on August 26, 2002 at a cost of $254.1 million incurred through September 30, 2002. The Golden Moon, located on directly across from the Silver Star, is connected to the Silver Star via an enclosed walkway bridge that spans the highway separating the two casinos. The bridge is enclosed and climate controlled and features moving ramps to ease movement from one casino to the other.

         The Golden Moon is an approximately 843,000 square foot facility that, as of September 30, 2002, featured: a 28-story hotel with 571 rooms, including 112 suites and 32 VIP luxury suites; approximately 90,000 square feet of gaming and related circulation area space with 1,754 slot machines and 52 table games; approximately 11,600 square feet of meeting space; 2,593 parking spaces; seven restaurants with a total of 905 seats; five lounges; approximately 8,000 square feet of retail space; a 315-foot tower topped by an 80-foot geodesic sphere housing a restaurant and lounge; an aqua-scape, including fountains and other water effects; an indoor/outdoor swimming pool; fitness facilities; and guest access to the nearby Dancing Rabbit Golf Club and Geyser Falls.

The Dancing Rabbit Golf Club

         Adjoining the Silver Star is Dancing Rabbit, a 750-acre property containing two 18-hole championship golf courses designed by golf course designer Tom Fazio and PGA veteran Jerry Pate. Each 18-hole golf course spans over 7,000 yards and offers five tee locations on each hole. The golf club also contains a full-service golf shop, a teaching and practice facility, eight guestrooms, event coordinators and a restaurant and bar. The Dancing Rabbit was ranked 35th in Golf Magazine's 2002 list of the "Top 100 You Can Play" courses, up from 37th in 2000. Additionally, the Dancing Rabbit was listed among Golf Digest's "America's Top 75 Golf Courses" in May 2002 and ranked 25th in Golf Week's "America's Top 40 Resort Courses" in November 2002. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise. No consideration was or is intended to be given to the Tribe for such contribution.

The Geyser Falls Water Theme Park

         Geyser Falls opened July 8, 2002 at a cost of $17.6 million incurred through September 30, 2002. This modern water park spans 15 acres and is capable of accommodating 5,000 guests per day. The park consists of 12 water slides, a wave pool and a lazy river. There is over 1,000 square feet of retail outlet space and numerous food and beverage carts located throughout the park. The nearest competitor is Rapids on the Reservoir, located approximately 70 miles away in Jackson, MS, a 15-year old park that is similar in size to Geyser Falls. The park was contributed to the Enterprise by the Tribe effective July 8, 2002. No consideration was or is intended to be given to the Tribe for such contribution.

The Choctaw Hospitality Institute

         The primary purpose of the Choctaw Hospitality Institute ("CHI") is to provide training and education for current and new employees of the Enterprise. CHI and its staff provide classroom and hands-on training for gaming, hospitality and professional employees of the Enterprise. CHI operates from an approximately 27,000 square foot facility located near the Golden Moon and includes classroom space, computer laboratories, slot and table games training areas, a culinary training laboratory and a gift shop. CHI has contracts with various public agencies that provide for reimbursement of certain costs incurred in connection with its training activities and these reimbursements are recognized as revenue when received. CHI officially opened November 9, 2001 at a cost of approximately $2,250,000.

Pearl River Resort

         The Tribe markets the Silver Star, Golden Moon, Dancing Rabbit and Geyser Falls under the Pearl River Resort trade name and intends to establish these collective properties as a premier regional entertainment and destination resort.

Market

         According to the Mississippi Gaming Commission, the Mississippi gaming market, excluding the Silver Star, generated $2.7 billion of annual gaming revenues in 2001. Including the Silver Star and Golden Moon, there are currently 31 casinos operating in Mississippi, covering 1.46 million square feet of gaming space and offering approximately 40,000 slot machines and 1,100 table games. Of the 31 casinos, the Silver Star and Golden Moon are the only land-based casinos in the state. Other casinos in the State must operate as dockside casinos and are moored on either the Mississippi River or the Mississippi Gulf Coast. The Silver Star and Golden Moon are separated by an approximately two and one-half hour drive from its nearest significant competitor.

Competition

         The Tribe is currently the only legally authorized operator of land-based casinos in Mississippi. The primary competitors of the Silver Star and Golden Moon are the 29 casinos concentrated in Mississippi's three regional gaming markets: the North River Region, the South River Region and the Coastal Region. The Silver Star and Golden Moon currently draw most of their customers from within a 150-mile radius, including Jackson, Mississippi, and also have established customer bases in Birmingham, Montgomery and Tuscaloosa, Alabama.

         The North River Region is located in Tunica County, approximately 180 miles northwest of the Silver Star and Golden Moon, and currently has ten dockside casinos along the Mississippi River. Major operators in this market include Boyd Gaming Corporation, Harrah's Entertainment, Inc., Hollywood Casino Corporation, Horseshoe Gaming, LLC, Mandalay Resort Group and Park Place Entertainment, Inc. Casinos in the North River Region attract a significant number of their customers from nearby Memphis, Tennessee and Little Rock, Arkansas.

         The South River Region is located along the southern portion of the Mississippi River, approximately 125 miles west of the Silver Star and Golden Moon, and currently has seven dockside casinos in the cities of Vicksburg, Greenville and Natchez. Major operators in this market include Ameristar Casinos, Inc., Harrah's Entertainment, Inc. and Isle of Capri Casinos, Inc. The South River market customer base is primarily regional, with most customers coming from within a 50-mile radius.

         The Coastal Region is located approximately 200 miles south of the Silver Star and Golden Moon along the Mississippi Gulf Coast and is the largest gaming market in Mississippi with dockside and riverboat casinos in Biloxi, Gulfport and Bay St. Louis. Major operators in this market include Park Place Entertainment Corporation, Pinnacle Entertainment, Inc., Penn National Gaming, Inc. and Isle of Capri Casinos, Inc. MGM Mirage entered the market in March 1999 with the opening of the Beau Rivage in Biloxi, Mississippi. In addition to attracting gaming customers from the local area, Gulf Coast casinos, particularly the Beau Rivage, which is located in a traditional regional beach resort area, tend to draw a significant number of customers from greater Mississippi and from outside the State.

Description of Material Agreements

Tribal-State Compact

         The Tribe entered into the Tribal-State Compact for Regulation of Class III Gaming on the Mississippi Band of Choctaw Indians Reservation (the "Compact") in Mississippi on December 4, 1992, which became effective on January 4, 1993 and was subsequently amended on August 26, 1994 and May 24, 1996. The Compact by its terms remains in effect until terminated by mutual consent of the parties or by Act of Congress. The Compact does not require the Tribe to make any contribution to the State of Mississippi except for reimbursement of expenses incurred by the State.

         Under the Compact, the Tribe is permitted to operate all Class III gaming allowed by Mississippi law and under the IGRA. This allows the Tribe to conduct most forms of Class III gaming, including slot machines. The Tribe currently has no Class II gaming operations.

         The Tribe is authorized to own and operate one or more casinos on its reservation. Reservation lands are land which are held in trust by the United States for the benefit of the Tribe as of October 17, 1988. The Tribe may not conduct Class III gaming on lands acquired by the United States in trust for the benefit of the Tribe after October 17, 1988, unless such lands are located within or contiguous to the boundaries of the Tribe's reservation as of October 17, 1988 and the Secretary of the Interior and the Governor of the State of Mississippi determine that gaming on such lands would be in the Tribe's best interest and not be detrimental to the surrounding community. The Silver Star and Golden Moon are wholly located on the Tribe's reservation.

         Other provisions of the Compact provide as follows:

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

                  (3) Net revenues to the Tribe from Class III gaming will be used only in accordance with budgets adopted by resolution of the Tribal Council and to fund tribal government operations and programs, to provide for the general welfare of the members of the Tribe, to promote economic development, to donate to charitable organizations and to help fund the operations of local government agencies. Per capita payments to tribal members from gaming revenues are limited to $1,000 per year.

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

Government Regulation

General

         The Enterprise is subject to special federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of casinos owned by an Indian tribe specifically. In addition, the Enterprise is regulated by federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which Indian gaming takes place and in which the Enterprise operates is only a summary and not a complete recitation of all applicable law. Moreover, this particular regulatory environment is very susceptible to changes in public policy. It is impossible to predict how particular provisions will be interpreted from time to time or whether they will remain intact. Changes in such laws could have a material adverse effect on the Enterprise's business, results of operations and financial position.

Possible Changes in Federal Law

         Several bills have been introduced in Congress which would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to the IGRA. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming, and may have a material adverse effect on our results of operations or impose additional regulatory or operational burdens.

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

The Indian Gaming Regulatory Act of 1988

 Regulatory Authority. The operation of casinos and of all gaming on Indian land are subject to the Indian Gaming Regulatory Act of 1988. IGRA is administered by the National Indian Gaming Commission, or NIGC, an independent agency within the U.S. Department of Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of per capita distribution plans to tribal members and the approval of transfer of lands into trust status for gaming) are retained by the Bureau of Indian Affairs, or BIA, which is a bureau of the United States Department of the Interior. The BIA also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is a shared responsibility of the United States Department of Justice, the state in which the Tribe is located and the Tribe, in accordance with federal law.

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

 Tribal-State Compacts. IGRA requires Indian tribes to enter into tribal-state compacts in order to conduct Class III Gaming. Such tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of such laws and regulations, taxation by the Indian tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for video gaming machines, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for indefinite duration. The Tribe's Compact has no fixed termination date and will continue in force until terminated by mutual agreement of the State of Mississippi and the Tribe or by Act of Congress.

         There has been litigation challenging the authority of governors, under state law, to enter into tribal-state compacts. Federal courts have upheld the authority of the governors of Louisiana and Mississippi to enter into compacts, while the highest state courts of New Mexico and Kansas have held that the governors of those states did not have authority to enter into such compacts without the consent or authorization of the legislatures of those states. In the New Mexico and Kansas cases, the courts held that compacting is a legislative function under the respective state constitutions. The court in the New Mexico case also held that then existing state law did not permit casino-style gaming.

         The Enterprise's operation of gaming is subject to the requirements and restrictions contained in the Compact. The Compact authorizes the Tribe to conduct most forms of Class III gaming. For additional information, see "Description of Material Agreements-The Compact".

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

Employee and Labor Relations

         As of September 30, 2002, the Enterprise had 4,695 full-time employees. The number of employees has increased from September 30, 2001 due to the openings of the Golden Moon and Geyser Falls. Pursuant to the ordinance establishing the Enterprise, we are required to extend preferential treatment to qualified members of the Tribe in recruitment, employment and promotion. Our employees are not covered by any collective bargaining agreements. The Enterprise believes that our labor relations with our employees are good.

Item 2.  Properties

         The Enterprise currently operates the Silver Star, the Golden Moon, the Dancing Rabbit, Geyser Falls and Choctaw Hospitality Institute. Effective July 1, 2001 and July 8, 2002, the Tribe contributed the Dancing Rabbit and Geyser Falls, respectively, to the Enterprise. No consideration was or is intended to be given to the Tribe for such contributions. The Enterprise, however, does not and will not own the real property comprising the Silver Star, Golden Moon, Dancing Rabbit and Geyser Falls. Instead, the United States government holds and will continue to hold all of the Enterprise's real property in trust for the benefit of the Tribe.

Item 3.  Legal Proceedings

         The Enterprise is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Enterprise's financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Enterprise has not issued or sold any equity securities.



Item 6.  Selected Financial Data

Selected Historical Financial and Other Data

         Prior to the establishment of the Enterprise, the Silver Star operated as a separate operating business entity of the Tribe. On October 12, 1999, the Tribe contributed the Silver Star to the Enterprise in a reorganization. This reorganization was accounted for as a reorganization of entities under common control. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise. Prior to its contribution to the Enterprise, the Dancing Rabbit operated as a separate, wholly-owned business enterprise of the Tribe. This reorganization has also been accounted for as a reorganization of entities under common control. Accordingly, the financial statements of the Enterprise for all periods are presented as if the reorganizations occurred at the beginning of the earliest period presented and include the accounts of the Enterprise, the Silver Star, and the Dancing Rabbit on a historical cost basis, in a manner similar to the treatment found in a pooling of interests transaction. On July 8, 2002 and August 26, 2002, the Enterprise began operating Geyser Falls and Golden Moon, respectively. All intercompany balances and transactions have been eliminated. You should read the following financial data in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included in this Form 10-K.


                                                  Fiscal Year Ended September 30,
                                      --------------------------------------------------------
                                         2002        2001         2000        1999        1998
                                         -----       -----        -----       ----        ----
                                           (in thousands)
 Statement of Income Data:
 Net Revenues.......................  $248,248    $237,619     $248,227    $244,224    $233,411
 Operating Income (a)................   97,014     109,315       40,050      87,310      92,622
 Net Income (a)........................ 90,262      98,042       36,894      87,629      92,928

 Balance Sheet Data:
 Cash and cash equivalents..........  $ 72,783    $ 81,823     $ 34,780    $ 21,286    $ 20,732
 Restricted cash........................ 2,618       2,568        2,443       2,295       2,186
 Total assets......................... 502,028     386,847      195,698     175,704     179,122
 Total debt (b)....................... 275,300     200,300       62,800       1,633       3,333
 Total owner's equity................  170,216     145,226      114,775     153,027     154,875


(a) In December 1993, the Enterprise entered into a management agreement with Boyd Mississippi, Inc. ("Boyd"), a wholly owned subsidiary of Boyd Gaming Corporation, to finance the construction and operate the Silver Star. The term of the management agreement was seven years, commencing upon the opening of the Silver Star on July 1, 1994. The Enterprise effected an early termination of the management agreement on January 31, 2000. Pursuant to the provisions of the termination agreement, the Enterprise made a termination payment to Boyd in the amount of $72.0 million on February 1, 2000. The termination payment is reflected in the second quarter for the fiscal year ended September 30, 2000. No further management fee payments are required to be made to Boyd under the management agreement.

(b) Proceeds from a $75 million term loan were used to make the termination payment referred to above on January 31, 2000. To finance the construction of the Golden Moon, the Enterprise issued $200 million in unsecured senior notes in March 2001 and entered into a $125 million revolving credit facility. At September 30, 2002, $75,000,000 was outstanding under the revolving credit facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Enterprise is a business enterprise of the Tribe. The Tribe established the Enterprise on October 12, 1999 for the purpose of operating the Silver Star and developing and operating the Golden Moon and related businesses. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise in a reorganization. On October 12, 1999, the Tribe contributed the Silver Star to the Enterprise in a reorganization. No consideration was or is intended to be given to the Tribe for such contribution. Prior to the establishment of the Enterprise, the Silver Star operated as a separate, wholly-owned business entity of the Tribe. Both reorganizations were accounted for as reorganizations of entities under common control. Accordingly, the financial statements of the Enterprise for all periods are presented as if the reorganizations occurred at the beginning of the earliest period presented and include the accounts of the Enterprise, the Silver Star and the Dancing Rabbit on a historical cost basis, in a manner similar to the treatment found in a pooling of interests transaction.

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

- On November 9, 2001, CHI commenced operations from an approximately 27,000 square foot facility located near the Golden Moon. The CHI facility includes classroom space, computer laboratories, slot and table game training areas, a culinary training laboratory and a gift shop.

- As of September 30, 2002, the Silver Star had approximately 82,500 square feet of gaming space, 3,094 slot machines, 82 table games, 11 poker tables, 496 hotel rooms, 30,000 square feet of meeting and convention space and seven restaurants.

- On July 8, 2002, Geyser Falls commenced operations. This modern water park spans 15 acres and is capable of accommodating 5,000 guests per day. The park consists of 12 water slides, a wave pool and a lazy river. There is over 1,000 square feet of retail outlet space and numerous food and beverage carts located throughout the park.

- On August 26, 2002, the Golden Moon commenced operations. This 28 floor full-service hotel and casino has approximately 90,000 square feet of gaming and related circulation space, 1,754 slot machines, 52 table games, 571 hotel rooms and seven restaurants as of September 30, 2002.

Fiscal Year Ended  September 30, 2002 Compared to Fiscal Year September 30,
2001

 Net Revenues. Net revenues for the fiscal year ended September 30, 2002 were $248.2 million compared to $237.6 million for the fiscal year ended September 30, 2001. The $10.6 million, or 4.5%, increase in net revenues was primarily due to an increase in gaming revenues attributable to the opening of the Golden Moon on August 26, 2002.

Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

 Casino. Casino revenues were $227.7 million for fiscal 2002 compared to $221.3 million for fiscal 2001, an increase of $6.4 million, or 2.9%. The increase in casino revenue for the fiscal year is discussed below.

         Table game drop was $167.4 million for fiscal 2002 compared to table game drop of $171.4 million for fiscal 2001, a decrease of $4.0 million, or 2.3%. Table game revenue was $31.3 million for fiscal 2002 compared to $33.4 million for fiscal 2001, a decrease of $2.1 million, or 6.3%. The decrease in revenue is the result of lower table drop and a lower hold percentage. Table game hold percentage was 18.7% for fiscal 2002 compared to 19.5% for fiscal 2001.

         Slot revenues were $195.0 million for fiscal 2002, compared to $186.6 million for fiscal 2001, an increase of $8.4 million, or 4.5%. This increase is primarily due to the increase in coin-in for fiscal 2002, compared to fiscal 2001. The increase in coin-in is due primarily to the opening of the Golden Moon in 2002.

 Food and beverage. Food and beverage revenues increased $1.6 million, or 7.6%, from $21.0 million in fiscal 2001 to $22.6 million in fiscal 2002. Complimentary food and beverage revenues totaled $16.0 million for fiscal 2002 compared to $14.9 million for fiscal 2001, an increase of 7.4%. During fiscal 2002, the resort turned 1,401,900 restaurant covers with an average revenue per cover of $12.75 compared to 1,357,700 restaurant covers with an average revenue per cover of $11.72 for fiscal 2001.

 Rooms. Room revenues were $9.4 million for fiscal 2002 compared to $8.5 million for fiscal 2001, an increase of $0.9 million, or 10.6%. This reflects an increase in average daily room rate to $56.25 for fiscal 2002 from $52.67 for fiscal 2001. Our occupancy rate decreased to 87.9% for fiscal 2002 compared to 89.6% for fiscal 2001. During fiscal 2002, 55.3% of our hotel revenue was attributable to rooms occupied by resort customers on a complimentary basis. These complimentary revenues totaled $5.2 million for fiscal 2002 compared to $5.1 million for fiscal 2001, an increase of 2.0%.

 Other. Other revenues were $11.3 million and $9.5 million for fiscal 2002 and 2001, respectively, representing an $1.8 million, or 19.0% increase. Other revenues are comprised of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers, other miscellaneous items, the Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. The increase in other revenue is directly attributable to an increase in golf revenue, water park revenues and revenues generated by Choctaw Hospitality Institute. Convention center revenues were $2.2 million for fiscal 2002 compared to $2.3 million for fiscal 2001, a decrease of $0.1 million or 4.3%. Golf revenues were $3.8 million for fiscal 2002 compared to $3.6 million for fiscal 2001, an increase of $0.2 million or 5.6%. The increase in golf revenue is attributable to increased golf rounds due to the combined marketing efforts of the Dancing Rabbit, Silver Star and Golden Moon. Fiscal 2002 revenues from Geyser Falls, which opened on July 8, 2002, were $1.2 million, while revenue generated by Choctaw Hospitality Institute totaled $0.4 million compared to none for both facilities in fiscal 2001.

 Promotional Allowances. Promotional allowances were $22.8 million for fiscal 2002 compared to $22.6 million for fiscal 2001, an increase of $0.2 million, or 0.9%. During fiscal 2002, promotional allowances decreased to 10.0% of casino revenues from 10.2% during fiscal 2001.

 Costs and Expenses. Total costs and expenses were $151.2 million for fiscal 2002 compared to $128.4 million for fiscal 2001, an increase of $22.8 million, or 17.8%. The increase is primarily attributable to preopening costs incurred related to the opening of the Golden Moon and Geyser Falls as well as additional operating costs associated with operations of the Golden Moon and Geyser Falls. Included in total costs and expenses for fiscal 2002 are $9.7 million and $0.8 million of preopening costs related to Golden Moon and Geyser Falls, respectively.

 Casino. Casino costs and expenses were $61.0 million for fiscal 2002, compared to $60.1 million for fiscal 2001, an increase of $0.9 million, or 1.5%. This increase is primarily attributable to the additional operating costs incurred in connection with operation of Golden Moon.

 Food and Beverage. Food and beverage costs were $8.3 million for fiscal 2002, compared to $7.7 million for fiscal 2001, an increase of $0.6 million, or 7.8%. This increase is primarily attributable to the increase in the number of restaurant covers and the additional operating costs incurred in connection with operation of Golden Moon.

Other. Other costs and expenses were $9.2 million and $7.4 million for fiscal 2002 and 2001, respectively, representing a $1.8 million, or 24.3% increase. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center and the operating expenses of the Dancing Rabbit and Geyser Falls. Golf operating expenses were $5.1 million for fiscal 2002 compared to $4.2 million for fiscal 2001, an increase of $0.9 million or 21.4%. The increase in golf operating expenses is attributable to increased golf rounds. Water park operating expenses were $0.7 million for fiscal 2002.

 Selling, General and Administrative. Selling, general and administrative costs and expenses were $40.2 million for fiscal 2002 compared to $33.6 million for fiscal 2001, an increase of $6.6 million, or 19.6%. Approximately $1.0 million of this increase is due to the payment during the year ended September 30, 2002, as required by the "Settlement and General Release Agreement" with the former Chief Executive Officer of the Silver Star. The balance of the increase is due to additional administrative costs incurred related to the opening of the Golden Moon.

Preopening Expense. Preopening expense was $10.5 million and $0.4 million for the fiscal years ended September 30, 2002 and 2001, respectively. Preopening expense is comprised primarily of salaries and wages, materials and supplies and other costs incurred in connection with the construction of the Golden Moon and Geyser Falls. During fiscal 2002, the Enterprise incurred preopening expense of $9.7 million and $0.8 million related to Golden Moon and Geyser Falls respectively. During fiscal 2001, all preopening expense incurred was related to the Golden Moon.

 Operating Income (loss). Operating income was $97.0 million for fiscal 2002 compared to operating income of $109.3 million for fiscal 2001, a decrease of $12.3 million. The decrease was due primarily to preopening costs incurred related to Golden Moon, and to a lesser extent, the revenue and expense variations previously discussed.

 Other Income (Expense). Other expense was $6.8 million for fiscal 2002 compared to other expense of $11.3 million for fiscal 2001, representing a decrease of $4.5 million, which is primarily attributable to a decrease in interest expense of $0.7 million, offset by a decrease in interest income of $2.0 million, the recognition of $3.0 million other income due to the insurance settlement described below and a $1.0 million increase in other income related to the effect of interest rate changes on the interest swap agreement. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense. Interest capitalized during the year ended September 30, 2002 was $10.0 million compared to $1.2 million for the year ended September 30, 2001. The decrease in interest income is due to decreased cash and investment balances that were used to fund Golden Moon construction. On January 10, 2002 a $3.0 million settlement agreement for the insurance claim related to the April 2000 flood was entered into between the Enterprise and the insurance carriers. The Enterprise received the entire amount of the settlement during the quarter ended March 31, 2002 and recognized $2.5 million of other income and $0.5 million as a gain on disposal of assets.

         Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, the Enterprise recognized other income of $1.0 million and other expense of $1.8 million for 2002 and 2001, respectively, due to the effect of interest rate changes on the interest rate swap agreement.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

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

         Table game drop was $171.4 million for fiscal 2001 compared to table game drop of $176.1 million for fiscal 2000, a decrease of $4.7 million, or 2.7%. Table games revenue was $33.4 million for fiscal 2001 compared to $38.3 million for fiscal 2000, a decrease of $4.9 million, or 12.8%. The decrease in revenue is the result of the lower table drop combined with a lower hold percentage for fiscal 2001 as compared to fiscal 2000. Table game hold percentage was 19.5% for fiscal 2001 compared to 21.7% for fiscal 2000.

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

 Rooms. Room revenues were $8.5 million for fiscal 2001 compared to $8.8 million for fiscal 2000, a decrease of $300,000, or 3.4%. This reflects a slight decrease in average daily room rate to $52.67 for fiscal 2001 from $53.73 for fiscal 2000. Our occupancy rate increased to 89.6% for fiscal 2001 compared to 88.6% for fiscal 2000. During fiscal 2001, 60.0% of our hotel revenue was attributable to rooms occupied by Silver Star customers on a complimentary basis. These complimentary revenues totaled $5.1 million for fiscal 2001 compared to $5.2 million for fiscal 2000, a decrease of 1.9%.

 Other. Other revenues were $9.5 million and $8.3 million for fiscal 2001 and 2000, respectively, representing an $1.2 million, or 14.5% increase. Other revenues are comprised primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers and other miscellaneous items. Also included in other revenue is the revenue from the Dancing Rabbit. The increase in other revenue is directly attributable to the increase in convention center revenue and golf revenue. Convention center revenues were $2.3 million for fiscal 2001 compared to $1.5 million for fiscal 2000, an increase of $800,000, or 53.3%. The increase in convention center revenue is attributable to the quantity and quality of headline entertainment. Golf revenues were $3.6 million for fiscal 2001 compared to $3.2 million for fiscal 2000, an increase of $400,000, or 12.5%. The increase in golf revenue is attributable to increased golf rounds due to the combined marketing efforts of the Dancing Rabbit and the casino.

 Promotional Allowances. Promotional allowances were $22.6 million for fiscal 2001 compared to $20.2 million for fiscal 2000, an increase of $2.4 million, or 11.9%. During fiscal 2001, promotional allowances increased to 8.7% of gross revenues from 7.5% during fiscal 2000. This increase is attributable to our efforts to attract new customers as well as to our plan to improve rewards for frequent customers.

 Costs and Expenses. Total costs and expenses were $128.4 million for fiscal 2001 compared to $208.2 million for fiscal 2000, a decrease of $79.8 million, or 38.3%. The decrease is primarily due to our payment of the $72 million termination fee to Boyd in February 2000 and a decrease in management fees, offset by an increase in casino, selling, general and administrative costs, some of which reflect costs that Boyd historically had paid.

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

Other. Other costs and expenses were $7.4 million and $7.2 million for fiscal 2001 and 2000, respectively, representing an $200,000, or 2.8% increase. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit. Golf operating expenses were $4.2 million for fiscal 2001 compared to $4.1 million for fiscal 2000, an increase of $100,000, or 2.4%. The increase in golf operating expenses is attributable to increased golf rounds as noted earlier.

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

 Other Income (Expense). Other expense was $11.3 million for fiscal 2001 compared to other expense of $3.2 million for fiscal 2000, representing an increase of $8.1 million, which is attributed to the effect of interest rate changes on our interest rate swap arrangement of $1.8 million and an increase in interest expense of $9.1 million, offset by an increase in interest income of $2.9 million. Other income (expense) is comprised of interest income minus interest expense and other expense.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Enterprise, including the use of estimates and assumptions are presented in the Notes to the Consolidated Financial Statements. Management bases its estimates on it historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Enterprise believes that estimates related to the following areas involve a high degree of judgment and/or complexity: the allowance for doubtful accounts receivable, estimated accruals for jackpots and slot club bonus points, self insurance related to employee health plans and contingencies related to customer claims in the ordinary course of business.

The Enterprise maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. The Enterprise determines the adequacy of this allowance by periodically evaluating individual customer receivables and considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, the Enterprise may increase the allowance.

The Enterprise maintains accruals for health and workers compensation self-insurance and slot club point redemption, which are classified as accrued liabilities in the balance sheets. The Enterprise determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that these accruals are overstated or understated, the Enterprise will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

The Enterprise is subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers' personal assets. The Enterprise estimates guest claims and accrues for such liability based on historical experience in accrued liabilities in the balance sheets.

Liquidity and Capital Resources

         As of September 30, 2002, 2001, and 2000, the Enterprise held cash and cash equivalents of $72.8 million, $81.8 million, and $34.8 million, respectively. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $111.5 million in fiscal 2002 compared to $117.2 million in fiscal 2001. The decrease of $5.7 million was due primarily to the decrease in net income to $90.3 million in fiscal 2002 from $98.0 million in fiscal 2001. Cash provided by operating activities was $46.5 million in fiscal 2000. The $51.5 million increase in cash provided by operating activities in 2001 over 2000 reflects the $72 million termination fee paid on February 1, 2000, partially offset by a $16.4 million decrease in management fees.

         Cash used in investing activities in the fiscal year ended September 30, 2002 for capital expenditures totaled $201.8 million. The Enterprise also received $82.5 million from the sale of short-term investments in the fiscal year ended September 30, 2002. Cash used in investing activities in the fiscal year ended September 30, 2001 for capital expenditures totaled $47.6 million. The Enterprise also purchased $103.3 million in short term investments and received $21.4 million from the sale of short term investments in the fiscal year ended September 30, 2001. Cash used in investing activities and capital expenditures were $6.0 and $5.9 million, respectively, for fiscal 2000. The source of cash for the majority of investing activities noted above was from the proceeds of debt financing activities related to construction of Golden Moon.

         The Enterprise's outstanding revolving credit facility restricts our ability to make capital expenditures. The Enterprise may not spend more than $10 million on maintenance capital expenditures and improvements in any fiscal year for each of the Silver Star and Golden Moon. In addition, the Enterprise is limited to a maximum construction expenditure, exclusive of the Golden Moon project, which includes the parking garage adjacent to the Silver Star, of $25 million during the term of this revolving credit facility. In the ordinary course of business, the Enterprise will continue to maintain and improve the Silver Star and Golden Moon as necessary to continue to provide a competitive and attractive facility to our customers. The Enterprise intends to make capital expenditures up to the amounts permitted under our credit facilities to maintain the property.

         During the years ended September 30, 2002, 2001, and 2000, the Tribe made contributions of property and equipment to the Enterprise of $11.4 million, $3.2 million, and $7.3 million, respectively. Contributions of property and equipment to the Enterprise are made at the Tribe's discretion and the Tribe is not legally obligated to continue making any such contributions in the future. The revolving credit facility does not limit the Tribe's ability to make contributions of property and equipment to the Enterprise, and any such contribution would not impact the Enterprise's $10 million capital expenditure limitation described above.

         The Enterprise had $2.6 million of restricted cash at both September 30, 2002 and 2001. The balances are required by the Boyd management agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the management agreement was terminated. The claims reserve will survive until January 31, 2003, and any unused portion of the claims reserve will become unrestricted after such date.

         Cash used in financing activities was $1.9 million in the fiscal year ended September 30, 2002 compared to cash provided by financing activities of $59.6 million in the fiscal year ended September 30, 2001. The primary use of cash in each period was distributions to the Tribe of $83.8 million and $96.9 million in the fiscal years ended September 30, 2002 and 2001, respectively, and the repayment of the term loan in the amount $62.5 million in the fiscal year ended September 30, 2001. The primary source of funds provided by financing activities was $75.0 million drawn on the revolving credit facility in 2002, issuance of $200.0 million in notes and contributions of $24.7 million from the Tribe in 2001, and the term loan to buyout the Boyd management contract in the amount of $75.0 million in 2000. Cash provided by financing activities was $27.0 million in fiscal 2000. The primary use of cash for fiscal 2000 was distributions to the Tribe of $89.9 million and payments of $12.5 million on the term loan.

         Pursuant to the indenture dated March 30, 2001, the Enterprise used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the term loan and has used the remaining proceeds to finance the construction of the Golden Moon.

         On December 19, 2000, the Enterprise entered into a $125.0 million reducing senior secured revolving credit facility. At September 30, 2002, a total of $75.0 million was drawn on this facility and the term loan was paid in full. On November 1, 2002, the Enterprise drew an additional $25.0 million on the facility. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility will reduce quarterly beginning on the earlier of December 31, 2002 or the last day of the first full fiscal quarter following the completion of the Golden Moon, in the amount of $6.25 million per quarter, until the amount of the facility has been reduced to $40 million.

         The terms of the notes and the revolving credit facility restrict the Enterprise's ability to sell or dispose of assets, incur additional debt or contingent obligations, extend credit, make investments, commingle our assets with the assets of other Tribal business enterprises, require us to maintain certain financial ratios, limit our ability to make distributions to the Tribe and limit the amount of capital expenditures we may incur related to the Silver Star and Golden Moon.

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

         As of September 30, 2002 the Tribe had outstanding liabilities of $2.4 million under credit facilities with $3.2 million available in borrowings, which did not preclude recourse to assets held by the Enterprise.

         The Enterprise believes that existing cash balances, short-term investments, operating cash flow and anticipated borrowings under the credit facility and the proceeds from the notes will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe, foreseeable capital expenditure requirements at the Silver Star and Golden Moon.

The following table presents the long-term debt maturities, future minimum lease payments under non-cancellable leases, and the Annual Service Payment to the Tribe under the indenture governing the Notes as of September 30, 2002:


                                                        Fiscal Year Ending September 30,
                    ----------------------------------------------------------------------------------------------------------------
                         2003            2004            2005             2006            2007         Thereafter         Total
                    --------------  --------------  --------------  --------------- --------------- ---------------  ---------------

Long-term debt          $ 300,000    $ 25,000,000    $ 25,000,000     $ 25,000,000             $ -    $200,000,000     $275,300,000
Operating leases          357,704          14,778               -                -               -               -          372,482
Annual Service Payment 60,637,500      63,669,375      66,852,844       70,195,486      73,705,260      77,390,523      412,450,988
                    --------------  --------------  --------------  --------------- --------------- ---------------  ---------------

                     $ 61,295,204    $ 88,684,153    $ 91,852,844     $ 95,195,486    $ 73,705,260    $277,390,523     $688,123,470
                    ==============  ==============  ==============  =============== =============== ===============  ===============


Additionally and in accordance with Tribal Code, the Enterprise is required to remit to the Choctaw Gaming Commission a monthly fee equal to 1% of gaming revenues. Also, and in accordance with the Compact the Enterprise is required to provide $250,000 annually to the State of Mississippi to be used for advertising and tourism promotional activities.

Insurance Proceeds

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

Recently Issued Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be accounted for under the requirements of SFAS No. 121, which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation. SFAS No. 144 requires a probability-weighted cash flow estimation approach with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144 and as a result will no longer be required to be allocated to long-lived assets to be tested for impairment. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 has had no impact on the Enterprise's financial statements.

         On April 30, 2002 the FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, pursuant to SFAS 145, an entity would not be prohibited for classifying such gains and losses as extraordinary items so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 (APB 30), Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 is effective for transactions occurring after May 15, 2002 and is effective for financial statements issued on or after May 15, 2002. The Enterprise has adopted the provisions of SFAS 145 which have had no effect on the financial statements.

Regulation and Taxes

         The Silver Star and Golden Moon are subject to extensive regulation by the Choctaw Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

         The Enterprise is owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the years ended September 30, 2002, 2001, or 2000, nor is it anticipated that the Enterprise will be subject to such taxes for the foreseeable future. Various efforts have been made in Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our business, cash flows from operations and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Impact of Inflation

         Absent changes in competitive and economic conditions or in specific prices affecting the hotel and casino industry, the Enterprise does not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

Market Risk

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Enterprise's primary exposure to market risk is interest rate risk, which was initially associated with our long-term debt. The Enterprise had previously entered into a interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the indenture, the Enterprise used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under our term loan. Upon the prepayment of the term loan, the Enterprise did not settle the existing interest rate swap agreement, which will terminate on January 31, 2004. At September 30, 2002, the interest rate swap agreement had a notional amount of $26.6 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $1.1 million at September 30, 2002. If the floating rate increased 25 basis points, interest expense under the swap agreement for the year ended September 30, 2002 would have been lower by $88,292. Additionally, current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 2.5%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $29,306 during the year ended September 30, 2002.

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

Item 8.  Financial Statements and Supplementary Data


                        Report of Independent Accountants




Mr. Phillip Martin, Chief
Mississippi Band of Choctaw Indians

Board of Directors
Choctaw Resort Development Enterprise

In our opinion, the accompanying balance sheets and the related statements of operations, owner's equity, and cash flows present fairly, in all material respects, the financial position of the Choctaw Resort Development Enterprise (the "Enterprise"), an unincorporated business enterprise of the Mississippi Band of Choctaw Indians, at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Enterprise's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP




Las Vegas, Nevada
November 15, 2002, except for Note 12, as to which the date is December 11, 2002


Choctaw Resort Development Enterprise
Balance Sheets
September 30, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------

                                                                             September 30,        September 30,
  Assets                                                                          2002                 2001
                                                                           -------------------  -------------------

Current assets:
    Cash and cash equivalents                                                  $   72,783,499       $   81,822,543
    Short term investments                                                                  -           81,949,037
    Accounts receivable (net of allowance of $2,411,237
      and $1,685,009)                                                               3,961,599            3,085,106
    Inventories                                                                     2,120,422            1,517,052
    Prepaid expenses and other                                                      1,403,550            1,784,209
                                                                           -------------------  -------------------
        Total current assets                                                       80,269,070          170,157,947

    Property and equipment, net                                                   410,892,145          206,222,932
    Restricted cash                                                                 2,617,915            2,568,256
    Deferred loan costs, net                                                        5,617,005            6,595,249
    Other assets                                                                    2,631,964            1,302,131
                                                                           -------------------  -------------------

        Total assets                                                           $  502,028,099       $  386,846,515
                                                                           -------------------  -------------------

                      Liabilities and Owner's Equity

Current liabilities:
    Current maturities of long-term debt                                            $ 300,000         $    300,000
    Accounts payable                                                                8,209,279            2,519,767
    Construction accounts payable                                                  17,375,937           15,883,132
    Due to Tribe                                                                    3,875,465               81,401
Accrued liabilities:
    Accrued payroll and related                                                     8,195,759            5,247,757
    Accrued expenses and other liabilities                                          9,047,224            7,991,053
    Accrued interest expense                                                        9,808,719            9,597,633
                                                                           -------------------  -------------------
        Total current liabilities                                                  56,812,383           41,620,743

Long-term debt, less current maturities                                           275,000,000          200,000,000

Commitments and contingencies                                                               -                    -

Owner's equity:
    Contributed capital                                                           199,888,916          181,552,126
    Retained earnings (deficit)                                                   (29,439,139)         (35,932,309)
    Accumulated other comprehensive loss                                             (234,061)            (394,045)
                                                                           -------------------  -------------------
        Total owner's equity                                                      170,215,716          145,225,772
                                                                           -------------------  -------------------

        Total liabilities and owner's equity                                   $  502,028,099       $  386,846,515
                                                                           -------------------  -------------------

                     The accompanying notes are an integral part of these financial statements





Choctaw Resort Development Enterprise
Statements of Operations
For the years ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------


                                                       Year Ended            Year Ended          Year Ended
                                                      September 30,         September 30,       September 30,
                                                          2002                  2001                2000
                                                   --------------------  --------------------  ----------------
Revenue:
    Casino                                             $   227,725,191       $   221,262,983     $ 231,764,213
    Food and beverage                                       22,622,518            20,983,807        19,566,492
    Rooms                                                    9,435,982             8,463,478         8,763,236
    Other                                                   11,253,652             9,521,734         8,340,032
                                                   --------------------  --------------------  ----------------
Gross revenue                                              271,037,343           260,232,002       268,433,973
Less promotional allowances                                (22,789,333)          (22,612,559)      (20,206,918)
                                                   --------------------  --------------------  ----------------
        Net revenue                                        248,248,010           237,619,443       248,227,055
                                                   --------------------  --------------------  ----------------

Costs and expenses:
    Casino                                                  61,000,541            60,086,718        58,990,590
    Food and beverage                                        8,289,854             7,680,105         6,912,038
    Rooms                                                    1,769,729             1,500,193         1,404,184
    Other                                                    9,156,762             7,363,497         7,170,758
    Selling, general and administrative                     40,192,773            33,559,800        28,272,380
    Maintenance and utilities                                6,089,228             5,370,512         4,800,747
    Preopening expense                                      10,498,580               375,206                 -
    Management fee                                                   -                     -        16,413,592
    Depreciation                                            14,236,527            12,368,395        12,212,702
    Management agreement termination fee                             -                     -        72,000,000
                                                   --------------------  --------------------  ----------------
        Total                                              151,233,994           128,304,426       208,176,991
                                                   --------------------  --------------------  ----------------

Operating income                                            97,014,016           109,315,017        40,050,064
                                                   --------------------  --------------------  ----------------

Other income (expense):
    Interest income                                          1,718,595             3,682,974           796,614
    Interest expense                                       (12,387,369)          (13,117,655)       (3,953,040)
    Other income (expense)                                   3,916,425            (1,838,801)                -
                                                   --------------------  --------------------  ----------------
        Total                                               (6,752,349)          (11,273,482)       (3,156,426)
                                                   --------------------  --------------------  ----------------

Net income                                                  90,261,667            98,041,535        36,893,638
Other comprehensive income (loss)                              159,984              (394,045)                -
                                                   --------------------  --------------------  ----------------

Comprehensive income                                   $    90,421,651        $   97,647,490     $  36,893,638
                                                   --------------------  --------------------  ----------------

                     The accompanying notes are an integral part of these financial statements




Choctaw Resort Development Enterprise
Statements of Owner's Equity
For the years ended September 30, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                                 Retained                    Accumulated
                                          Contributed            Earnings                       Other                   Total
                                             Capital             (Deficit)                Comprehensive Less        Owner's Equity
                                    -------------------   -------------------   ----------------------------  ---------------------

Balances, September 30, 1999              $ 142,406,946          $ 10,620,291                            $ -          $ 153,027,237

    Net income                                        -            36,893,638                              -             36,893,638
    Contributed capital                       9,437,138                     -                              -              9,437,138
    Distributions                                     -           (84,582,761)                             -            (84,582,761)
                                     -------------------   -------------------   ----------------------------  ---------------------

Balances, September 30, 2000                151,844,084           (37,068,832)                             -            114,775,252

    Net income                                                     98,041,535                              -             98,041,535
    Contributed capital                      29,708,042                                                    -             29,708,042
    Distributions                                                 (96,905,012)                             -            (96,905,012)
    Cumulative transition effect
      of adopting SFAS 133                                                                          (541,847)              (541,847)
    Reclassification adjustment
      under SFAS 133                                                                                 147,802                147,802
                                     -------------------   -------------------   ----------------------------  ---------------------

Balances, September 30, 2001                181,552,126           (35,932,309)                      (394,045)           145,225,772

    Net income                                                     90,261,667                                            90,261,667
    Contributed capital                      18,336,790                                                                  18,336,790
    Distributions                                                 (83,768,497)                                          (83,768,497)
    Reclassification adjustment
      under SFAS 133                                                                                 159,984                159,984
                                     -------------------   -------------------   ----------------------------  ---------------------

Balances, September 30, 2002              $ 199,888,916         $ (29,439,139)                    $ (234,061)         $ 170,215,716
                                     -------------------   -------------------   ----------------------------  ---------------------

                     The accompanying notes are an integral part of these financial statements




Choctaw Resort Development Enterprise
Statements of Cash Flows
For the years ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------

                                                              Year Ended        Year Ended        Year Ended
                                                            September 30,     September 30,      September 30,
                                                                 2002              2001              2000
                                                           ----------------- -----------------  ----------------
Cash flows from operating activities:
    Net income                                              $    90,261,667      $ 98,041,535      $ 36,893,638
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Cumulative effect of accounting change                                -          (541,847)                -
    Depreciation and amortization                                14,850,104        13,806,760        12,272,518
    (Gain) loss on disposal of property and equipment              (425,778)          102,454            71,634
    Change in operating assets and liabilities:
      Accounts receivable, net                                     (876,493)          177,415           295,087
      Inventories                                                  (603,370)          (99,731)         (405,058)
      Prepaid expenses and other                                    380,659          (869,535)          561,548
      Other assets                                               (1,329,833)         (656,790)          (41,764)
      Accounts payable and due to Tribe                           4,982,361        (5,229,254)         (253,613)
      Accrued liabilities                                         4,215,259        12,462,857        (2,909,774)
                                                           ----------------- -----------------  ----------------
Net cash provided by operating activities                       111,454,576       117,193,864        46,484,216
                                                           ----------------- -----------------  ----------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of amounts in
      construction accounts payable                            (201,770,447)      (47,610,281)       (5,926,546)
    Proceeds from disposal of property and equipment                689,915                 -            50,709
    Proceeds from sale of short term investments                 82,513,481        21,392,039                 -
    Purchase of short term investments                                    -      (103,391,616)                -
    Restricted cash                                                 (49,659)         (124,912)         (148,295)
                                                           ----------------- -----------------  ----------------
Net cash used in investing activities                          (118,616,710)     (129,734,770)       (6,024,132)
                                                           ----------------- -----------------  ----------------

Cash flows from financing activities:
    Borrowings on credit facility                                75,000,000                 -                 -
    Proceeds from issuance of long-term debt                              -       200,000,000        75,000,000
    Repayment of long-term debt                                           -       (62,500,000)      (12,500,000)
    Contribution of cash from Tribe                               6,931,380        24,707,375         2,128,224
    Distributions to the Tribe                                  (83,768,497)      (96,905,012)      (89,902,518)
    Repayment of note payable to Boyd                                     -                 -        (1,333,240)
    Loan fees paid                                                  (39,793)       (5,718,834)         (358,898)
                                                           ----------------- -----------------  ----------------
Net cash provided by (used in) financing activities              (1,876,910)       59,583,529       (26,966,432)
                                                           ----------------- -----------------  ----------------

Net increase in cash and cash equivalents                        (9,039,044)       47,042,623        13,493,652

Cash and cash equivalents at beginning of period                 81,822,543        34,779,920        21,286,268
                                                           ----------------- -----------------  ----------------

Cash and cash equivalents at end of period                  $    72,783,499      $ 81,822,543      $ 34,779,920
                                                           ----------------- -----------------  ----------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $    21,176,781      $  3,596,449      $  3,863,151
                                                           ----------------- -----------------  ----------------

    Cash received for interest                              $     2,414,678      $  2,986,891      $          -
                                                           ----------------- -----------------  ----------------

Supplemental disclosure of non-cash investing and financing activities:
      Contributions of property and equipment from
        the Tribe                                           $    11,405,410      $  3,156,740      $  7,308,914
                                                           ----------------- -----------------  ----------------
      Write-off of fully depreciated property and equipment $             -      $     78,983      $     18,493
                                                           ----------------- -----------------  ----------------
      Disposals of equipment                                $             -      $    312,553      $          -
                                                           ----------------- -----------------  ----------------
      Due to Tribe for property and equipment               $             -      $     81,401      $  5,562,108
                                                           ----------------- -----------------  ----------------
      Contributions of other assets from the Tribe          $             -      $  1,843,927      $          -
                                                           ----------------- -----------------  ----------------
      Accounts payable for construction                     $    17,375,937      $ 15,883,132      $          -
                                                           ----------------- -----------------  ----------------
      Exchange of property and equipment for a
        a note due to the tribe                             $     4,501,215      $          -      $          -
                                                           ----------------- -----------------  ----------------

                     The accompanying notes are an integral part of these financial statements

Note 1 - Summary of Significant Accounting Policies

Description of Operations

The Choctaw Resort Development Enterprise (the "Enterprise") is an enterprise of the Mississippi Band of Choctaw Indians (the "Tribe"). The Enterprise was established on October 12, 1999 by the Tribe for the purpose of managing the existing and future Tribal gaming and other resort operations at the Tribe's Pearl River Community. The operations of the Enterprise are collectively referred to as the Pearl River Resort. Prior to July 1, 2001, the Silver Star Hotel and Casino (the "Silver Star") was the sole operating entity of the Enterprise. The Silver Star commenced operations of a gaming, hotel, conference center and restaurant complex near Philadelphia, Mississippi on trust lands of the Tribe on July 1, 1994. In addition, the Enterprise has opened the Golden Moon Hotel and Casino (the "Golden Moon") which commenced operations on August 26, 2002. The Golden Moon operates a gaming, hotel and restaurant complex directly across the highway from Silver Star. The Enterprise also operates Geyser Falls Water Theme Park ("Geyser Falls"), which opened July 8, 2002, and the Choctaw Hospitality Institute, which opened November 9, 2001, for the training of Pearl River Resort employees. Geyser Falls and the Choctaw Hospitality Institute were contributed to the Enterprise at the Tribe's historical cost.

Effective July 1, 2001, the Tribe contributed Dancing Rabbit Golf Club (the "Dancing Rabbit") to the Enterprise. Prior to its contribution to the Enterprise, the Dancing Rabbit operated as a separate, wholly owned unincorporated business enterprise of the Tribe. Due to common control of the Dancing Rabbit and the Enterprise, the contribution was accounted for as a reorganization of entities under common control. The financial statements of the Enterprise for all periods are presented as if the contributions described above occurred at the beginning of the earliest period presented and include the accounts of the Enterprise, the Silver Star, and the Dancing Rabbit on a historical cost basis, in a manner similar to a pooling of interests.

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

The consolidated financial statements include the accounts of the Enterprise, the Silver Star, the Golden Moon, Geyser Falls, the Dancing Rabbit and the Choctaw Hospitality Institute. All necessary eliminating entries have been recorded.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit with banks and other financial institutions. The Enterprise considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments include debt securities and other investments, which mature within one year but do not qualify as cash equivalents. All short-term investments are classified as held-to-maturity because the Enterprise has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The fair value of short-term investments at September 30, 2001 was $82,163,939 and the unrealized holding gain was $214,912.

Allowance for Doubtful Accounts

The Enterprise maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. The Enterprise determines the adequacy of this allowance by periodically evaluating individual customer receivables and considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, the Enterprise may increase the allowance.

The allowance for doubtful accounts and bad debt expense is as follows:




                                                         September 30,         September 30,         September 30,
                                                             2002                  2001                  2000
                                                   --------------------  --------------------  --------------------

Allowance, beginning of year                            $    1,685,009         $     845,259         $     672,960

Bad debt expense                                               889,025             1,266,516               514,890

Write-offs                                                    (162,797)             (426,766)             (342,591)
                                                   --------------------  --------------------  --------------------

Allowance, end of year                                  $    2,411,237        $    1,685,009         $     845,259
                                                   --------------------  --------------------  --------------------


Inventories

Inventories, consisting primarily of food, beverage and gift shop merchandise, are stated at the lower of cost or market. Cost is determined using the first-in, first-out inventory method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Costs of major construction, including interest incurred during construction of new facilities, are capitalized; costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposals of assets are recognized as incurred. The Enterprise periodically reviews the carrying value of property and equipment to determine if circumstances exist indicating impairment in carrying value of the property and equipment. If impairment is indicated, an adjustment will be made to the carrying value of the property and equipment.

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $1,583,978 and $565,941 at September 30, 2002 and 2001,
respectively.

Accounting for Derivative Instruments and Hedging Activities

On October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements of Financial Standards No. 138. See Note 4.

Contributed Capital

Contributed capital consists of (i) equipment and facilities related primarily to various construction and expansion projects since the Silver Star opened which have been funded by the Tribe and contributed upon their completion at the Tribe's cost, (ii) certain development costs for the Golden Moon, also funded by the Tribe and contributed at the Tribe's cost, (iii) cash to fund Golden Moon construction and development and (iv) cash to fund construction and development of Geyser Falls.

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


                                                          Year Ended            Year Ended            Year Ended
                                                         September 30,         September 30,         September 30,
                                                             2002                  2001                  2000
                                                   --------------------  --------------------  --------------------

Food and beverage                                         $ 16,116,466         $  15,329,781         $  13,104,757
Rooms                                                        3,284,313             3,465,643             3,134,430
Other                                                        2,254,116             2,815,409             1,783,529
                                                   --------------------  --------------------  --------------------

Total                                                    $  21,654,895         $  21,610,833         $  18,022,716
                                                   --------------------  --------------------  --------------------

Complimentary revenues have been earned in the following casino departments as follows:


                                                          Year Ended            Year Ended            Year Ended
                                                         September 30,         September 30,         September 30,
                                                             2002                  2001                  2000
                                                   --------------------  --------------------  --------------------

Food and beverage                                        $  15,441,434         $  14,930,850         $  13,343,244
Rooms                                                        5,234,296             5,078,394             5,195,611
Other                                                        2,113,603             2,603,315             1,668,063
                                                   --------------------  --------------------  --------------------

Total                                                    $  22,789,333         $  22,612,559         $  20,206,918
                                                   --------------------  --------------------  --------------------


Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to Federal or state income taxes for the years ended September 30, 2002, 2001 and 2000.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $4,812,520, $5,285,965, and $4,896,757 for the years ended September 30, 2002,
2001 and 2000, respectively.

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

Preopening Expenses

Preopening costs are expensed as incurred. Preopening costs incurred during the years ended September 30, 2002, 2001 and 2000, were $10,498,580, $375,206 and
$0, respectively. Preopening expense is comprised primarily of salaries and wages, materials and supplies and other costs incurred in connection with the construction of the Golden Moon and Geyser Falls. During Fiscal 2002, the Enterprise incurred preopening expense of $9,664,211 and $834,369 related to Golden Moon and Geyser Falls respectively. During fiscal 2001, all preopening expense incurred was related to the Golden Moon.

Reclassifications

Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with the fiscal 2002 presentation. These reclassifications had no effect on the Enterprise's net income or financial position.

Note 2 - Property and Equipment

Property and equipment consists of the following:


                                                         Useful Lives         September 30,         September 30,
                                                            (Years)               2002                  2001
                                                       ------------------  --------------------  --------------------
Land improvements                                                                $  16,799,809         $  16,799,809
Buildings and improvements                                   20-40                 346,831,079           124,375,524
Golf course improvements                                     5-15                    2,740,271             2,723,984
Furniture and equipment                                      5-10                  115,798,611            63,447,006
Aircraft                                                      10                     4,551,215                     -
Vehicles                                                       3                     1,293,396               928,407
                                                                           --------------------  --------------------
                                                                                   488,014,381           208,274,730
Less accumulated depreciation                                                       77,122,236            65,804,004
                                                                           --------------------  --------------------

                                                                                   410,892,145           142,470,726
Construction in progress                                                                     -            63,752,206
                                                                           --------------------  --------------------
                                                                                 $ 410,892,145         $ 206,222,932
                                                                           --------------------  --------------------

During the years ended September 30, 2002 and 2001 and in connection with development of the Golden Moon, the Enterprise capitalized interest totaling $10,018,536 and $1,225,772, respectively. At September 30, 2001, construction in progress consists of $63,752,206 incurred related to the development of the Golden Moon.

Note 3 - Restricted Cash

The Enterprise had $2,617,915 and $2,568,256 of restricted cash classified as a non-current asset as of September 30, 2002 and 2001, respectively. The balances represent cash reserve funds required by the Management Agreement for employment, workers compensation, and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The Claims Reserve will survive until January 31, 2003 and is governed by the terms of the Management Agreement. Any unused portion of the claims reserve after January 31, 2003 will become unrestricted.

Note 4 - Long-Term Debt

In March 2001, the Enterprise issued unsecured senior notes (the "Notes") in the amount of $200,000,000. The proceeds of the offering were used to retire a $75 million term loan (the "Loan") and the construction of the Golden Moon. The Notes bear interest at 9.25% and require semiannual payments of interest beginning with the first payment on October 1, 2001 with the Notes maturing on April 1, 2009. The indenture governing the Notes (the "Indenture") contains certain financial covenants which restrict the Enterprise's ability to borrow money, pay dividends or make distributions, make investments, create liens, enter into certain transactions with affiliates and sell specific assets or merge with or into another entity. Under specific circumstances, the covenant limiting the Enterprise's ability to make certain payments, distributions and investments will be suspended.

After April 1, 2005, the Enterprise may redeem all or part of the Notes at specified redemption prices plus accrued and unpaid interest on the redemption date. The Notes are subject to redemption requirements imposed by certain gaming laws and regulations.

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. As of September 30, 2002, a total of $75,000,000 had been drawn and outstanding on the Facility. The Enterprise pays commitment fees based on 0.5% of the available balance of the Facility. For the year ended September 30, 2002, the Enterprise paid commitment fees totaling $559,124 on the Facility. Advances on the Facility bear interest at LIBOR plus a margin rate of 2.5%. At September 30, 2002, outstanding advances on the facility bore LIBOR interest at rates ranging from 1.77% to 1.85%. During the year ended September 30, 2002 the Enterprise recorded interest expense totaling $509,358 on the outstanding balance of the facility.

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

As of September 30, 2002, management believes that the Enterprise is in compliance with all debt covenants under the Notes and the Facility.

Maturities of long-term debt at September 30, 2002 are as follows:


2003                 $      300,000
2004                     25,000,000
2005                     25,000,000
2006                     25,000,000
2007                              -
Thereafter              200,000,000
                        -----------

Total                $  275,300,000
                     ==============

The Enterprise entered into an interest rate swap agreement with a major financial institution for the purpose of fixing interest rates on a term loan, thus reducing exposures to interest rate fluctuations. At September 30, 2002, the Enterprise's interest rate swap had a notional amount of $26,562,500. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the interest swap agreement are recognized as an adjustment to interest expense.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2001 through September 30, 2002, the Enterprise recognized other income of $995,515 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2001 through September 30, 2002 are $159,984. During the period from October 1, 2000 through September 30, 2001, the Enterprise recognized other expense of $1,838,801 and a related increase in accrued expenses and other liabilities. Reclassifications from other comprehensive income during the period October 1, 2000 through September 30, 2001 are $147,802.

Note 5 - Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, short-term investments, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $209,000,000 and $198,000,000 at September 30, 2002 and 2001, respectively, based on quoted market prices on or about September 30, 2002 and 2001, respectively.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counter party. The fair value liability of the Enterprise's interest rate swap at September 30, 2002 and 2001 was $1,077,347 and $2,232,846, respectively, and is included in accrued expenses and other liabilities.

Note 6 - Leases

The Enterprise leases various equipment and advertising billboards under operating leases. The initial terms of these leases range from one to five years. Future minimum lease payments required under the operating leases as of September 30, 2002 are as follows:



             2003                 $  357,704
             2004                     14,778
          Thereafter                       -
                               ---------------

            Total                 $  372,482
                               ---------------

Rent expense incurred under operating leases was $599,088, $652,006 and $697,621 for the years ended September 30, 2002, 2001 and 2000, respectively.

Note 7 - Management Agreement and Other Transactions with Boyd

In December 1993 the Tribe received the necessary approvals from the National Indian Gaming Commission to construct and operate the Silver Star and entered into the seven-year Management Agreement. The Tribe contracted with Boyd to finance the original construction of the Silver Star property and to manage the Silver Star. Boyd paid the Tribe a fee of $1,000,000 for the Management Agreement. The Management Agreement provided for a management fee payable monthly to Boyd equal to 30% of the operating profits (as defined) of the Silver Star in the first five years of the Agreement, and 40% in the sixth and seventh years. The Termination Agreement discontinued the payment of management fees to Boyd for operating profits earned subsequent to January 31, 2000. Certain termination adjustments were recorded by the Enterprise for which the management fee was adjusted based upon terms agreed upon by the Tribe and Boyd pursuant to the provisions of the Termination Agreement.

Management fees paid to Boyd for the year ended September 30, 2000 totaled $16,413,592. No amounts were paid for management fees for the years ended September 30, 2002 or 2001. Boyd paid certain expenses including customer airfare, legal fees, and other administrative expenses, which were reimbursed by the Enterprise. The Enterprise paid, $1,054,684 under this arrangement for the year ended September 30, 2000. No amounts were paid under this arrangement for the years ended September 30, 2002 and 2001. Prior to February 1, 2000, the Enterprise provided for employee health coverage after a pre-determined waiting period through a self-insured plan administered by Boyd. Administration fees related to this plan were $36,000 for the year ended September 30, 2000. No amounts were paid related to administration fees for the years ended September 30, 2002 and 2001.

Note 8 - Enterprise Licensing and Regulation

The Tribe, by vote of the Tribal members, authorized casino gaming on Tribal lands located in Mississippi. In accordance with the Indian Gaming Regulatory Act, the Tribe signed a Tribal-State Compact with the State of Mississippi on December 4, 1992 and enacted ordinances authorizing bingo (Class II) and casino-type (Class III) gaming. The Tribal Council created the Choctaw Gaming Commission and authorized it as the regulatory agency responsible for the licensing of the Casino and the on-site regulation of the gaming operations. The Choctaw Gaming Commission has promulgated regulations that govern the gaming operations.

Note 9 - Related Party Transactions

Distributions to the Tribe were $83,768,497, $96,905,012 and $84,582,761 for the years ended September 30, 2002, 2001 and 2000, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion, subject to certain distribution restrictions.

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

Future Annual Service Payments under the Indenture are as follows:


             2003                           $  60,637,500
             2004                              63,669,375
             2005                              66,852,844
             2006                              70,195,486
             2007                              73,705,260
          Thereafter                           77,390,523
                                         -----------------

            Total                           $ 412,450,988
                                         -----------------

Employees of the Enterprise are provided health coverage through the Tribe's health plan. The Enterprise and its employees paid $8,589,282, $7,856,211 and $4,549,759 to the Tribe under this arrangement for the years ended September 30, 2002, 2001 and 2000, respectively.

The Enterprise collects and remits to the Tribe a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $1,004,041, $778,561 and $816,761 for the years ended September 30, 2002, 2001 and 2000, respectively. For the years ended September 30, 2002, 2001 and 2000, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $4,360,359, $3,276,271 and $9,218,753 (which includes $5,562,108 payable to the Tribe at September 30, 2000 for the construction of the parking garage) respectively.

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. For the years ended September 30, 2002, 2001 and 2000, the Enterprise made purchases of $923,553, $465,000 and $7,378 respectively, from Choctaw Paper Company, Inc.

The Enterprise paid $250,000 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the years ended September 30, 2002, 2001, and 2000, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $2,245,995, $2,281,082, $2,317,642 for the years ended September 30, 2002, 2001, and 2000, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the years ended September 30, 2002, 2001 and 2000.

The Enterprise paid $1,021,202 to the Choctaw Development Enterprise for the construction of administrative offices and a hospitality institute and $57,000 for construction related to the Golden Moon project during the year ended September 30, 2002.

During the years ended September 30, 2002, 2001 and 2000, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $11,405,410, $3,156,740 and $7,308,914, respectively. During the year ended September 30, 2001, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $1,843,927. During the year ended September 30, 2002, the Tribe contributed $6,931,380 in cash to the Enterprise to fund construction and development of Geyser Falls. During the years ended September 30, 2001 and 2000 the Tribe contributed $24,707,375 and $2,128,224, respectively, in cash to the Enterprise.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was contributed to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. Repayment to the Tribe is to occur in 12 equal monthly installments commencing in December 2001. For the year ended September 30, 2002 the Enterprise made payments to the Tribe totaling $2,625,750 in connection with this purchase.

On October 26, 1999, the Enterprise, entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly.

As of September 30, 2002 the Tribe had outstanding liabilities of $2.4 million under credit facilities with $3.2 million available in borrowings, which did not preclude recourse to assets held by the Enterprise.

Note 10 - Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions to this plan of $2,017,725, $1,780,837 and $1,137,653 for the years ended September 30, 2002, 2001 and 2000, respectively.

The Enterprise has no formal commitments to provide post-retirement health care benefits to retirees.

Note 11 - Contingencies

The Enterprise is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Enterprise's financial position, results of operation or cash flows.


Note 12 - Subsequent Events

On October 8, 2002, November 4, 2002 and December 11, 2002 the Enterprise distributed $8,567,956, $11,998,309 and $3,300,000 to the Tribe, respectively. Also, on October 8, 2002, the Enterprise made repayments to the Tribe totaling $750,204 related to purchase of the aircraft discussed in Note 9.

On November 1, 2002 the Enterprise drew an additional $25,000,000 on the Facility referred to in Note 4.

Note 13 - Insurance Proceeds

On January 10, 2002 a settlement agreement for the insurance claim related to the April 2001 flood was entered into between the Enterprise and the insurance carriers. The Enterprise received $3,023,322, which represents the entire amount of the settlement, during the quarter March 31, 2002. During the quarter ended March 31, 2002 the Enterprise recognized $2,473,293 of other income and $550,029 as a gain on disposal of assets related to the insurance settlement.

Note 14 - Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation. SFAS No. 144 requires a probability-weighted cash flow estimation approach with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144 and as a result will no longer be required to be allocated to long-lived assets to be tested for impairment. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 has had no impact on the Enterprise's financial statements.

On April 30, 2002 the FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, pursuant to SFAS 145, an entity would not be prohibited for classifying such gains and losses as extraordinary items so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 (APB 30), Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 is effective for transactions occurring after May 15, 2002, and is effective for financial statements issued on or after May 15, 2002. The Enterprise has adopted the provisions of SFAS 145 which have had no effect on the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Choctaw Resort Development Enterprise

         The Tribe established the Enterprise on October 12, 1999, as an unincorporated business enterprise of the Tribe, to operate the Silver Star and to develop and operate the Golden Moon. The Enterprise is governed by a five-member Board of Directors, which consists of the Tribal Chief, the Secretary-Treasurer of the Tribal Council and three other members appointed by the Tribal Council. The Tribal Chief and the Secretary-Treasurer serve on the Board of Directors during their term of office on the Tribal Council. The other members of the Board of Directors serve staggered four-year terms. To establish staggered terms, the initial terms of such members are either two years or four years as determined by the Tribal Council.


Enterprise Management

         The table below sets forth the names, ages and positions of the executive officers of the Enterprise.

Name                    Age    Position
----                    ---    --------

Jay Dorris..............38     President
Michael Donald..........38     Vice President of Resort Finance
James Angus.............58     Vice President of Construction Operations
Donna Brolick...........39     Vice President of Human Relations
Anthony Taeubel.........39     VP/ COO Gaming Operations
Andrew HeLal............52     VP/ COO Hospitality Operations
Dick Stewart............51     Vice President of Resort Operations
Kim Beranek.............35     VP/COO Water Park Operations
Patrick O'Keefe.........43     VP/COO Golf Operations
Ruth Allison Dover......31     General Counsel

         Jay Dorris assumed the position of President for the Enterprise in August 2001. Mr. Dorris has over 10 years experience in architectural and project development. For over 10 years, Mr. Dorris has worked directly and indirectly for the Tribe developing various projects, including most recently serving as Tribal Project Manager for the Golden Moon project and the Tribe's recreational lake project.

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

         Anthony Taeubel assumed the position of Vice President/ Chief Operating Officer of Gaming for the Enterprise in March 2002. Mr. Taeubel has over 17 years of experience in the gaming industry. Prior to joining the Enterprise, Mr. Tauebel was employed by Ameristar Casino Council Bluffs where he worked for nearly seven years and was Senior VP and General Manager. Prior to Ameristar, Mr. Taeubel spent six years as an agent with the Nevada Gaming Control Board and five years in operations at Reno, NV casinos.

         Andrew HeLal assumed the position of Vice President/ Chief Operating Officer of Hospitality for the Enterprise on May 1, 2002. Mr. HeLal has over 20 years of experience in resort, convention, gaming, and conference hotel industries. Mr. HeLal most recently served as Vice President, Managing Director of Marriott Frenchman's Reef & Morning Star Beach Resorts in St. Thomas, U.S. Virgin Islands, where he served as Vice President of Marketing & Operations. He has also worked as the General Manager of Wyndham Resorts in The Bahamas and Jamaica, Tropicana Resort & Casino in Las Vegas, NV and the Playboy Resort & Country Club in Lake Geneva, WI.

         Dick Stewart assumed the position as Vice President of Resort Operations in December 2001. Mr. Stewart has over 25 years experience in the gaming industry. He was hired at the Silver Star in 1996 as marketing director and remained in that position following the management transition from Boyd Gaming. Prior to joining the Silver Star, Mr. Stewart was the marketing director for Boomtown Casino based in Reno, Nevada from 1993 to 1996.

         Kim Beranek assumed the position of Vice President/ Chief Operating Officer of the Water Park for the Enterprise in January 2002. Ms. Beranek has over 15 years of experience in the amusement and recreation industry. She was most recently employed as Park Director for a Six Flags water park in California.

         Patrick O'Keefe assumed the position of Vice President/ Chief Operating Officer of Golf Operations for the Enterprise on February 12, 2002. From December 1998 until February 2002 Mr. O'Keefe was employed as CEO of Choctaw Golf Enterprise (Dancing Rabbit) prior to its contribution to the Enterprise from the Tribe. Mr. O'Keefe was employed from 1989 until 1998 as General Manager/Head Golf Pro at Green Meadow Golf Club and Golf Operations Manager for Friel Management Company located in Hudson, New Hampshire. Mr. O'Keefe has over 20 years experience in the golf industry and is a member of the Professional Golfers Association of America and the Club Managers Association of America.

         Ruth Allison Dover assumed the position of the Enterprise's General Counsel on April 22, 2002. Ms. Dover came to the Enterprise from the Mississippi Band of Choctaw Indians Office of the Attorney General. At the Attorney General's Office, she served as the Deputy Attorney General for the Tribe for approximately six (6) years. In that capacity she represented the Tribe in both the Government Services Division as well as the Business Enterprise Division. She is licensed to practice law in Mississippi and Arkansas and has been admitted to practice before the Mississippi Band of Choctaw Indians Tribal Court.

         Board of Directors

         The table below sets forth the names, ages and positions of our directors and the year in which their current term expires.

Name              Age     Position                  Current Term Expires

Phillip Martin....76      Chairman                            2003
Harrison Ben......67      Secretary-Treasurer                 2003
Rufus Tubby.......49      Vice-Chairman                       2003
Gerald Stoliby....34      Director                            2005
Billy Chickaway...52      Director                            2005

         Set forth below is a description of the current business experience during the past five years of each of the directors listed above.

         Chief Phillip Martin has been elected to six four-year terms as Tribal Chief and has served as a leader of the Tribe for over 40 years. After returning from a ten-year tour in the Air Force, Chief Martin is credited with introducing the Tribe into various industries including the production of wire harnesses for automobiles, greeting cards, electronic components, plastics, printing and publishing and casino gaming. As a result, unemployment on the Tribe's reservation has dropped from 75% in the 1970s to approximately 2.6% today.

         Harrison Ben has been a member of Tribal Council for six years.

         Rufus Tubby has been a member of the Tribal Council for approximately 11 years.

         Gerald Stoliby has been a member of the Tribal Council for five years. Mr. Stoliby is the President, Chief Executive Officer and majority owner of Choctaw Paper Company, Inc., a private coarse paper and janitorial supply company which does business with the Enterprise.

         Billy Chickaway has been a member of the Tribal Council for five years.

Compensation of Directors

         Members of our Board of Directors do not receive any compensation from the Enterprise or the Tribe for their services as members of our board or any committee thereof.

The Tribe

         The Tribe is a federally recognized, self governing Indian tribe with approximately 9,100 enrolled members, most of whom live on or near the Tribe's 31,000-acre reservation in east-central Mississippi. Pursuant to the Tribe's Constitution, an elected Tribal Chief and a 16-member Tribal Council govern the Tribe and oversee all Tribal government operations and services. The Tribe's Constitution vests all executive powers of the Tribe in the Tribal Chief and all legislative powers in the Tribal Council, including the power to establish unincorporated business enterprises of the Tribe. The Tribal Chief is the principal executive officer of the Tribe. The Tribal government has functions similar to local, state and federal governments and is responsible for providing Tribal members with education, healthcare, job training, housing, police and fire protection, Tribal courts, utilities and other community infrastructure. The Tribe operates the one of the largest unified reservation school systems in the United States, with more than 1,700 students enrolled in kindergarten through grade twelve.

         The Tribe is one of the ten largest employers in Mississippi with more than 8,000 permanent, full-time employees and an annual payroll of approximately $138 million. The Tribe has nine manufacturing plants on its reservation, which provide supplies to the automotive industry and other companies, including Caterpillar. In addition, the Tribe operates the Silver Star, Golden Moon, Geyser Falls and the Dancing Rabbit through the Enterprise.

Tribal Council

         The Tribe is governed by the Tribal Chief and a 16-member Tribal Council that is responsible for passing all tribal laws and regulations on the reservation. Tribal Council members are elected for staggered four-year terms from the seven communities comprising the Tribe's reservation.

         The table below sets forth information about the Tribal Council.

Name             Position                         Age       Experience
----             --------                         ---       ----------

Phillip Martin...Tribal Chief                     76       Over 40 years
Harrison Ben.....Tribal Secretary/Treasurer       67       6 years
Gerald Stoliby...Tribal Councilman                34       5 years
Bobby Thompson...Tribal Councilman                56       5 years
Billy Chickaway..Tribal Councilman                52       5 years
Richard Isaac....Tribal Councilman                36       2 years
Brenda Stephens..Tribal Councilman                41       5 years
Dorothy Farve....Tribal Councilman                48       3 years
Linda Farve......Tribal Councilman                52       3 years
Woodlin Lewis....Tribal Councilman                61       8 years
Edward Wesley....Tribal Councilman                44       6 years
Rufus Tubby......Tribal Councilman                49      11 years
Birdie Steve.....Tribal Councilman                51       3 years
Beasley Denson...Tribal Councilman                52       5 years
Roger Anderson...Tribal Councilman                55      15 years
Ronnie Henry, Sr.Tribal Councilman                43       1 year
Claude Johnson...Tribal Councilman                45       1 year

Item 11.  Executive Compensation

 Summary Compensation Table

         This section provides certain summary information concerning compensation paid by the Enterprise to its senior executive officers.


                                                      Fiscal     Annual                                            Other Annual
            Name and Principal Position                Year     Salary (1)      Salary (1)       Bonus  (2)        Compensation
            ----------------------------              ------    -------         ------            -----           -------------

 Jay Dorris, President and CEO                         2002       212,500        212,500             -                    -
                                                       2001       212,500         24,519 (6)         -                    -
                                                       2000             -              -             -                    -

 Anthony Taeubel, Vice President and                   2002       260,000        143,000             -               26,765 (3)
      Chief Operating Officer of Gaming Operations     2001             -              -             -                    -
                                                       2000             -              -             -                    -

 James Angus, Vice President of                        2002       210,000        210,000             -                    -
      Construction Operations                          2001       210,000         18,577 (6)         -               28,159 (4)
                                                       2000             -              -             -                    -

 Andrew HeLal, Vice President and                      2002       200,000         84,615             -                4,895 (7)
      Chief Operating Officer of Hospitality Operations2001             -              -             -                    -
                                                       2000             -              -             -                    -

 Dick Stewart, Vice President of Resort Operations     2002       175,000        164,039             -                    -
                                                       2001       120,000        116,423        26,058                    -
                                                       2000       110,000         73,616 (5)    22,499                    -

 Doug Pattison, Chief Executive Officer                2002             -        843,638 (9)    25,000                    -
      Silver Star                                      2001       400,000        400,000       122,600 (8)                -
                                                       2000       400,000        333,333       102,267               40,000 (10)



(1) Prior to February 1, 2000, all employees of the Enterprise were employed by Boyd and as such, the salaries were paid by Boyd and charged to Silver Star for periods prior to February 1, 2000.

(2) Enterprise employees are eligible to receive a performance based bonus at the annual discretion of the Board of Directors. As of the date of the filing of this annual report, bonuses had not been authorized by the Enterprise's Board of Directors for fiscal 2002.

(3) Mr. Taeubel was provided with a relocation allowance of $26,765 that was paid in fiscal 2002.

(4) Mr. Angus received a one-time payment of $25,000 upon employment with the Enterprise. Mr. Angus was provided with a relocation allowance of $3,159 that was paid in fiscal 2001.

(5) Mr. Stewart was employed by Boyd prior to February 1, 2000, and as such, had salaries paid by Boyd and charged to Silver Star for the period October 1, 1999 through January 31, 2000.

(6) Mr. Dorris was employed by the Tribe prior to August 6, 2001, and as such, had salaries paid by the Tribe for the period October 1, 2000 through August 6, 2001. Mr. Angus began his employment on August 6, 2001. Prior to that time he was not employed by the Tribe or any of its enterprises.

(7) Mr. HeLal was provided with a relocation allowance of $4,895 that was paid in fiscal 2002.

(8) The Enterprise's Board of Directors authorized the bonus for Doug Pattison for the fiscal year 2001 as part of the Settlement and General Release Agreement dated December 31, 2001.

(9) On December 13, 2001 a Settlement and General Release Agreement was entered into between Mr. Pattison and the Enterprise. This agreement terminates the employment of Mr. Pattison effective December 13, 2001. Pursuant to the agreement the Enterprise paid Mr. Pattison a gross sum of $800,000 as severance pay, as well as $122,600 for bonuses earned for fiscal 2001, $25,000 for bonuses earned for fiscal 2002 up to and until the effective date of termination, and $43,638 of accrued and unused vacation time.

(10) Mr. Pattison was provided with a relocation allowance of $40,000 that was paid in fiscal 2000.

Employment Contracts

 Jay Dorris

         An agreement to employ Mr. Dorris as the President was executed on August 6, 2001. The employment agreement provides for a term ending August 5, 2005, renewing automatically for one-year periods after the end of the initial four-year term.

         Mr. Dorris will receive a base salary of $212,500 which amount was pro-rated for the two months he was employed in fiscal year 2001. Mr. Dorris also has the opportunity to receive an incentive bonus based on the bonus program approved by the Board of Directors on May 3, 2001.

         Mr. Dorris is entitled to all amounts due under the agreement, unless he resigns or is terminated by the Enterprise for cause or under other limited circumstances, in which case he will only be entitled to payments of salary and bonus earned but unpaid to the date of resignation or termination, as the case may be. Mr. Dorris may be terminated by the Enterprise without cause, in which event he will be entitled to payment of one year base salary in effect on the date of termination plus $25,000 for relocation expense.

 Michael Donald

         An agreement to employ Mr. Donald as the Enterprise's Vice President of Resort Finance was executed on August 2, 2001. Mr. Donald has an initial four-year contract through August 2005, with an annual salary of $135,000. Mr. Donald will also receive the typical fringe benefits of tribal employees.

 James Angus

         An agreement to employ Mr. Angus as the Enterprise's Vice President of Construction Operations was executed on August 2, 2001. Mr. Angus has an initial four-year contract through August 2005, with an annual salary of $210,000. Mr. Angus will receive typical moving expenses, temporary living quarters, the use of an automobile and other typical fringe benefits of tribal employees. Mr. Angus will also receive a one-time payment of $25,000.

Anthony Taeubel

         An agreement to employ Mr. Taeubel as the Enterprise's Chief Operating Officer of Gaming Operations was executed on March 20, 2002. The employment agreement provides for a term ending March 19, 2006, renewing upon mutual agreement after the end of the initial four-year term.

         Mr. Taeubel will receive an annual base salary of $260,000. Mr. Taeubel also has the opportunity to receive an incentive bonus based on the bonus program approved by the Board of Directors on May 3, 2001.

         Mr. Taeubel is entitled to all amounts due under the agreement, unless he resigns or is terminated by the Enterprise for cause or under other limited circumstances, in which case he will only be entitled to payments of salary and bonus earned but unpaid to the date of resignation or termination, as the case may be. Mr. Taeubel may be terminated without cause, in which event he will be entitled to payment of one year base salary in effect at the date of termination.

Andrew HeLal

         An arrangement to employ Mr. HeLal as the Enterprise's Chief Operating Officer of Hospitality Operations was executed on April 18, 2002. Mr. HeLal has an annual base salary of $200,000 and will also receive typical moving expenses and other typical fringe benefits of tribal employees. In the event Mr. HeLal is terminated without cause, he will be entitled to payment of six months base salary in effect at the date of termination.

Ruth Allison Dover

         The Enterprise reached an arrangement to employ Ms. Dover as the Enterprise's General Counsel on April 22, 2002. The employment agreement has an initial term of six months and automatically renews for an additional six month period unless either party gives notice of intent not to renew. Ms. Dover receives an annual base salary of $125,000 and will also receive typical fringe benefits of tribal employees. In the event Ms. Dover is terminated without cause, she will be entitled to payment of three months base salary in effect at the date of termination.

Doug Pattison

         An agreement to employ Mr. Pattison as the Chief Executive Officer of the Silver Star was executed on December 1, 1999. The employment agreement provides for a term ending September 30, 2005, renewing automatically for one-year periods after the end of the initial five-year term.

         Mr. Pattison received a pro-rated annual base salary of $333,333 for the ten months he was employed in fiscal year 2000, and received a base salary of $400,000 in fiscal year 2001. Mr. Pattison also had the opportunity to receive an incentive bonus based on the bonus program approved by the Board of Directors on May 3, 2001.

         On December 13, 2001 a Settlement and General Release Agreement was entered into between Mr. Pattison and the Enterprise. This agreement terminates the employment of Mr. Pattison effective December 13, 2001. Pursuant to the agreement the Enterprise paid Mr. Pattison a gross sum of $800,000 as severance pay, as well as $122,600 for bonuses earned for fiscal 2001, $25,000 for bonuses earned for fiscal 2002 up to and until the effective date of termination, and $43,638 of accrued and unused vacation time.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Enterprise has no outstanding equity securities.

Item 13.  Certain Relationships and Related Transactions

Recourse Liabilities

         As of September 30, 2002, the Tribe had outstanding liabilities of $2.4 million under credit facilities with $3.2 million available in borrowings, which do not preclude recourse to assets held by the Enterprise. If other assets of the Tribe are insufficient to repay this existing debt, then our creditors may deem these obligations to be liabilities of the Enterprise. Under the indenture relating to the notes, the Tribe has agreed that it will not incur indebtedness in the future that would give such creditors recourse to the assets of the Enterprise, except as may be incurred by the Enterprise under the indenture.

Payments to the Tribe

         Net distributions to the Tribe were $83,768,497, $96,905,012 and $84,582,761 for the years ended September 30, 2002, 2001 and 2000, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion, subject to the distribution restrictions under the Notes described in Note 4.

         Employees of the Enterprise are provided health coverage through the Tribe's health plan. The Enterprise and its employees paid $8,589,282, $7,856,211 and $4,549,759 to the Tribe under this arrangement for the years ended September 30, 2002, 2001 and 2000, respectively.

         The Enterprise collects and remits to the Tribe a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $1,004,041, $778,561 and $816,761 for the years ended September 30, 2002, 2001 and 2000, respectively. For the years ended September 30, 2002, 2001 and 2000, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $4,360,359, $3,276,271 and $9,218,753 (which includes $5,562,108 payable to the
Tribe at September 30, 2000 for the construction of the parking garage) respectively.

         The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. For the years ended September 30, 2002, 2001 and 2000, the Enterprise made purchases of $923,553, $465,000 and $7,378 respectively, from Choctaw Paper Company, Inc.

         The Enterprise paid $250,000 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the years ended September 30, 2002, 2001, and 2000 under the Tribal-State Compact. The Choctaw Gaming Commission was paid $2,245,995, $2,281,082, $2,317,642 for the years ended September 30, 2002, 2001, and 2000, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the years ended September 30, 2002, 2001 and 2000.

         The Enterprise paid $1,021,202 to the Choctaw Development Enterprise for the construction of administrative offices and a hospitality institute and $57,000 for construction related to the Golden Moon project during the year ended September 30, 2002.

         During the years ended September 30, 2002, 2001 and 2000, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $11,405,410, $3,156,740 and $7,308,914, respectively. During the year ended
September 30, 2001, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $1,843,927. During the year ended September 30, 2002, the Tribe contributed $6,931,380 in cash to the Enterprise to fund construction and development of Geyser Falls. During the years ended September 30, 2001 and 2000 the Tribe contributed $24,707,375 and $2,128,224, respectively, in cash to the Enterprise.

         During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was contributed to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. Repayment to the Tribe is to occur in 12 equal monthly installments commencing in December 2001. For the year ended September 30, 2002 the Enterprise made payments to the Tribe totaling $2,625,750 in connection with this purchase.

         As of September 30, 2002 the Tribe had outstanding liabilities of $2.4 million under credit facilities with $3.2 million available in borrowings, which did not preclude recourse to assets held by the Enterprise.

Affiliate Transactions

         Gerald Stoliby, a member of our board of directors and a Tribal Council Member, owns a majority interest in and is the President and Chief Executive Officer of Choctaw Paper Company, Inc. The Enterprise purchases coarse paper and janitorial products from Choctaw Paper Company, Inc. in the ordinary course of its business. For the fiscal years ended September 30, 2002, 2001 and 2000 the Enterprise had purchased approximately $924,000, $465,000 and $7,000 in goods from the Choctaw Paper Company, Inc.

Item 14. Controls and Procedures

         The Enterprise maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Enterprise's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Enterprise's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Enterprise carried out an evaluation, under the supervision and with the participation of the Enterprise's management, including the Enterprise's Chief Executive Officer and the Enterprise's Chief Financial Officer, of the effectiveness of the design and operation of the Enterprise's disclosure controls and procedures. Based on the foregoing, the Enterprise's Chief Executive Officer and Chief Financial Officer concluded that the Enterprise's disclosure controls and procedures were effective.

         There have been no significant changes in the Enterprise's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Enterprise completed its evaluation.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

The following financial statements are filed as part of this Report under "Item 8 - Financial Statements and Supplementary Data":

Report of Independent Accountants
Consolidated Balance Sheets at September 30, 2002 and 2001
Consolidated Statements of Operations for the Three Fiscal Years
     in the Period Ended September 30, 2002
Consolidated Statements of Changes in Owners' Equity for the Three
     Fiscal Years in the Period Ended September 30, 2002
Consolidated Statements of Cash Flows for the Three Fiscal Years in
     the Period Ended September 30, 2002
Notes to Consolidated Financial Statements

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

   Exhibit
     No.                    Description of Exhibit
   -------                  ----------------------

   10.8*     Employment Agreement of Douglas Pattison, dated December 1, 1999, between the Mississippi Band of Choctaw Indians d/b/a Choctaw
             Resort Development Enterprise and Douglas Pattison.
   10.9*     Amendment No. 1 to Employment Agreement of Douglas Pattison, dated
             July 18, 2001, between the Mississippi Band of Choctaw Indians
             d/b/a Choctaw Resort Development Enterprise and Douglas Pattison.
   10.10*    Employment Agreement of Mike Donald, dated August 2, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort
             Development Enterprise and Mike Donald.
   10.11*    Employment Agreement of Jim Angus, dated August 2, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort
             Development Enterprise and Jim Angus.
   10.12**   Employment Agreement of Jay Dorris, dated August 6, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort
             Development Enterprise and Jay Dorris.
   10.13**   Employment Agreement of Donna Brolick, dated September 14, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw
             Resort Development Enterprise and Donna Brolick.
   10.14**   Settlement and General Release Agreement, dated December 13, 2001, between the Mississippi Band of Choctaw Indians d/b/a Choctaw
             Resort Development Enterprise and Douglas Pattison.
   10.15     Employment Agreement of Anthony Taeubel, dated March 20, 2002, between the Mississippi Band of Choctaw Indians d/b/a Choctaw
             Resort Development Enterprise and Anthony Taeubel.
   10.16     Employment Agreement of Andew Helal, dated April 18, 2002, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort
             Development Enterprise and Andrew Helal.
   10.17     Employment Agreement of Ruth Allison Dover, dated April 22, 2002, between the Mississippi Band of Choctaw Indians d/b/a Choctaw
             Resort Development Enterprise and Ruth Allison Dover.
   23.1*     Consent of Latham & Watkins (contained in Exhibit 5.1).
   24.1*     Power of attorney (included on the signature page).

* Filed by the Enterprise with its Registration Statement on Form S-4 (file no. 333-63348), and incorporated herein by reference

** Filed by the Enterprise with its Annual Report on Form 10-K (file no. 333-63348) for the year ended September 30, 2001, and incorporated herein by reference.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the Mississippi Band of Choctaw Indian's reservation in the city of Choctaw, state of Mississippi, on December 24, 2002.

                                     CHOCTAW RESORT DEVELOPMENT ENTERPRISE



                                By:  /s/ Phillip Martin
                                   --------------------------------------------

                                         Phillip Martin
                                         Chairman of the Board


                               By:   /s/ Harrison Ben
                                   --------------------------------------------

                                         Harrison Ben
                                         Secretary-Treasurer



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.


      /s/  Phillip Martin    Chairman of the Board            December 24, 2002
-------------------------
           Phillip Martin

      /s/  Jay Dorris         President                       December 24, 2002
----------------------------  (Principal Executive Officer)
           Jay Dorris

      /s/  Michael A. Donald  Vice President of Resort        December 24, 2002
----------------------------  Finance (Principal Financial
           Michael A. Donald   and Accounting Officer)


      /s/  Harrison Ben       Secretary-Treasurer             December 24, 2002
----------------------------
           Harrison Ben

      /s/  Rufus Tubby        Vice-Chairman                   December 24, 2002
----------------------------
           Rufus Tubby

      /s/   Gerald Stoliby    Director                        December 24, 2002
----------------------------
            Gerald Stoliby

      /s/   Billy Chickaway   Director                        December 24, 2002
----------------------------
            Billy Chickaway

                           CERTIFICATION OF PRESIDENT


I, Jay Dorris, certify that:

1. I have reviewed this annual report on Form 10-K of Choctaw Resort Development Enterprise;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 24, 2002                     /s/  Jay Dorris
                                      _______________________________
                                      Jay Dorris
                                      President (Principal Executive Officer)

                CERTIFICATION OF VICE PRESIDENT OF RESORT FINANCE


I, Michael A. Donald, certify that:

1. I have reviewed this annual report on Form 10-K of Choctaw Resort Development Enterprise;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 24, 2002                   /s/  Michael A. Donald
                                    _________________________
                                    Michael A. Donald

                                    Vice President of Resort Finance
                                    (Principal Financial and Accounting Officer)

                           CERTIFICATION OF PRESIDENT

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Choctaw Resort Development Enterprise (the "Enterprise) hereby certifies, to the best of such officer's knowledge, that:

          (i) the Annual Report on Form 10-K of the Enterprise for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Enterprise.



December 24, 2002                   /s/ Jay Dorris
                                    _________________
                                    Jay Dorris
                                    President (Principal Executive Officer)

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



December 24, 2002                   /s/ Michael A. Donald
                                    ______________________
                                    Michael A. Donald
                                    Vice President of Resort Finance
                                    (Principal Financial and Accounting Officer)