Form 10-Q
period 2002-12-31
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2003-02-14
CIK 1141344

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)


  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended: December 31, 2002

                                       OR

  ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the Transition Period From___________________to ____________________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___
--------------------------------------------------------------------------------

    PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                            INDEX TO QUARTERLY REPORT


               Balance Sheets as of December 31, 2002 (unaudited) and September 30, 2002..........................3

               Statements of Operations and Comprehensive Income for the Three Months
               Ended December 31, 2002 and 2001 (unaudited).......................................................4

               Statement of Owner's Equity for the Three Months Ended December 31, 2002 (unaudited)...............5

               Statements of Cash Flows for the Three Months Ended December 31, 2002 and
                2001 (unaudited)..................................................................................6

               Notes to Financial Statements (unaudited) .........................................................7

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................................16

    Item 3 -- Quantitative and Qualitative Disclosure of Market Risk.............................................24

    Item 4 -- Controls and Procedures............................................................................25

    PART II  -- OTHER INFORMATION................................................................................26

    Signatures  - ...............................................................................................27


PART I. Financial Information
  Item 1  Financial Statements


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                 BALANCE SHEETS
                    December 31, 2002 and September 30, 2002
--------------------------------------------------------------------------------



                                                                               December 31,        September 30,
                                                                                  2002                 2002
                                                                           -------------------  --------------------
                                                                                 (Unaudited)
                                         Assets
Current assets:
    Cash and cash equivalents                                                    $ 55,555,869         $  72,783,499
    Accounts receivable (net of allowance of
      $2,538,547 and $2,411,237)                                                    4,694,671             3,961,599
    Inventories                                                                     2,292,262             2,120,422
    Prepaid expenses and other                                                      1,406,272             1,403,550
                                                                           -------------------  --------------------
             Total current assets                                                  63,949,074            80,269,070

    Property and equipment, net                                                   419,914,984           410,892,145
    Restricted cash                                                                 2,627,561             2,617,915
    Deferred loan costs, net                                                        5,362,269             5,617,005
    Other assets                                                                    4,368,231             2,631,964
                                                                           -------------------  --------------------
             Total assets                                                        $496,222,119         $ 502,028,099
                                                                           -------------------  --------------------

                                       Liabilities and Owner's Equity
Current liabilities:
    Current maturities of long-term debt                                        $ 100,300,000           $   300,000
    Accounts payable                                                                6,165,774             8,209,279
    Construction accounts payable                                                   7,730,344            17,375,937
    Due to Tribe                                                                    3,125,891             3,875,465
    Accrued liabilities:
      Accrued payroll and related                                                   8,787,365             8,195,759
      Accrued expenses and other liabilities                                        8,544,633             9,047,224
      Accrued interest expense                                                      5,212,120             9,808,719
                                                                           -------------------  --------------------
             Total current liabilities                                            139,866,127            56,812,383

Long term debt, net of current maturities                                         200,000,000           275,000,000

Commitments and contingencies                                                               -                     -

Owner's equity:
    Contributed capital                                                           200,439,881           199,888,916
    Retained earnings (deficit)                                                   (43,891,827)          (29,439,139)
    Accumulated other comprehensive loss                                             (192,062)             (234,061)
                                                                           -------------------  --------------------
             Total owner's equity                                                 156,355,992           170,215,716
                                                                           -------------------  --------------------

             Total liabilities and owner's equity                                $496,222,119         $ 502,028,099
                                                                           -------------------  --------------------



     The accompanying notes are an integral part of these financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              For the Three Months Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                               Three Months Ended
                                                                                 December 31,
                                                                        ---------------------------------
                                                                             2002              2001
                                                                        ---------------   ---------------
                                                                          (Unaudited)        (Unaudited)
Revenue:
    Casino                                                                $ 61,910,328      $ 53,515,273
    Food & beverage                                                          7,353,637         5,407,666
    Rooms                                                                    3,756,157         1,990,685
    Other                                                                    3,612,716         2,101,062
                                                                        ---------------   ---------------
             Gross revenue                                                  76,632,838        63,014,686
    Less: promotional allowances                                            (8,092,096)       (5,820,938)
                                                                        ---------------   ---------------
             Net revenue                                                    68,540,742        57,193,748
                                                                        ---------------   ---------------

Costs and expenses:
    Casino                                                                  21,829,876        15,869,377
    Food & beverage                                                          3,390,544         1,603,442
    Rooms                                                                    1,013,979           354,643
    Other                                                                    2,563,553         1,955,082
    Selling, general, and administrative                                    15,203,904         9,515,963
    Maintenance and utilities                                                2,233,595         1,356,050
    Preopening expense                                                               -           325,774
    Depreciation                                                             6,982,064         3,486,418
                                                                        ---------------   ---------------
             Total                                                          53,217,515        34,466,749
                                                                        ---------------   ---------------

Operating income                                                            15,323,227        22,726,999
                                                                        ---------------   ---------------

Other income (expense):
    Interest income                                                             60,202         1,162,773
    Interest expense, net of interest capitalized                           (6,222,518)       (4,143,186)
    Other income (expense)                                                     252,691           245,242
                                                                        ---------------   ---------------
             Total                                                          (5,909,625)       (2,735,171)
                                                                        ---------------   ---------------

Net income                                                                   9,413,602        19,991,828

Other comprehensive income (loss)                                               41,999            38,740
                                                                        ---------------   ---------------

Comprehensive income                                                      $  9,455,601      $ 20,030,568
                                                                        ---------------   ---------------


     The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                           STATEMENT OF OWNER'S EQUITY
                  For the Three Months Ended December 31, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                Accumulated
                                                               Retained            Other               Total
                                          Contributed          Earnings        Comprehensive          Owner's
                                            Capital           (Deficit)             Loss               Equity
                                        -----------------  -----------------  -----------------   -----------------
Balances, September 30, 2002               $ 199,888,916      $ (29,439,139)      $   (234,061)      $ 170,215,716

    Net income                                         -          9,413,602                  -           9,413,602
    Contributed capital                          550,965                  -                  -             550,965
    Distributions                                      -        (23,866,290)                 -         (23,866,290)
    Reclassification adjustment
      under SFAS 133                                   -                  -             41,999              41,999
                                        -----------------  -----------------  -----------------   -----------------


Balances, December 31, 2002                $ 200,439,881      $ (43,891,827)      $   (192,062)      $ 156,355,992
                                        -----------------  -----------------  -----------------   -----------------




     The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                   Three Months Ended
                                                                                         December 31,
                                                                           ----------------------------------------
                                                                                  2002                 2001
                                                                           -------------------  -------------------

(Unaudited) (Unaudited)
Cash flows from operating activities:
    Net income                                                                  $   9,413,602        $  19,991,828
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                                   7,278,799            4,184,090
    Gain on disposal of property and equipment                                          2,205               29,507
    Change in operating assets and liabilities:
      Accounts receivable, net                                                       (733,072)            (411,650)
      Inventories                                                                    (171,840)            (163,371)
      Prepaid expenses and other                                                       (2,722)             912,222
      Other assets                                                                 (1,736,267)            (569,339)
      Accounts payable and due to Tribe                                            (2,793,079)             322,263
      Accrued liabilities                                                          (4,507,584)          (4,919,869)
                                                                           -------------------  -------------------
Net cash provided by operating activities                                           6,750,042           19,375,681
                                                                           -------------------  -------------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of
      amounts in construction accounts payable                                    (25,652,701)         (33,357,509)
    Proceeds from sales and maturities of short term investments                            -           74,567,321
    Restricted cash                                                                    (9,646)             (15,679)
                                                                           -------------------  -------------------
Net cash (used in) provided by investing activities                               (25,662,347)          41,194,133
                                                                           -------------------  -------------------

Cash flows from financing activities:
    Borrowing under credit facilities                                              25,000,000                    -
    Contributions of cash from Tribe                                                  550,965                    -
    Distributions to Tribe                                                        (23,866,290)         (19,631,218)
    Loan fees paid                                                                          -              (39,793)
                                                                           -------------------  -------------------
Net cash provided by (used in) financing activities                                 1,684,675          (19,671,011)
                                                                           -------------------  -------------------

Net (decrease) increase in cash and cash equivalents                              (17,227,630)          40,898,803
Cash and cash equivalents at beginning of period                                   72,783,499           81,822,543
                                                                           -------------------  -------------------
Cash and cash equivalents at end of period                                      $  55,555,869        $ 122,721,346
                                                                           -------------------  -------------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      $  10,564,382        $  10,064,043
                                                                           -------------------  -------------------
Supplemental disclosure of non-cash investing and financing activities:
      Accounts payable for construction                                         $   7,730,344        $  22,019,591
                                                                           -------------------  -------------------
      Exchange of property and equipment for a
        note due to Tribe                                                         $         -        $   4,501,215
                                                                           -------------------  -------------------

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

Effective July 1, 2001, the Tribe contributed Dancing Rabbit Golf Club (the "Dancing Rabbit") to the Enterprise. Prior to its contribution to the Enterprise, the Dancing Rabbit operated as a separate, wholly owned unincorporated business enterprise of the Tribe. Due to common control of the Dancing Rabbit and the Enterprise, the contribution was accounted for as a reorganization of entities under common control. Prior to establishment of the Enterprise, the Silver Star operated as a separate, wholly owned unincorporated business of the Tribe. On October 12, 1999, the Tribe contributed the Silver Star to the Enterprise. Due to the common control of the Silver Star and the Enterprise, the contribution was accounted for as a reorganization of entities under common control. The financial statements of the Enterprise for all periods are presented as if the contributions described above occurred at the beginning of the earliest period presented and include the accounts of the Enterprise, the Silver Star, and the Dancing Rabbit on a historical cost basis, in a manner similar to a pooling of interests.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2002.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $1,838,714 and $1,583,978 at December 31, 2002 and September 30, 2002, respectively.

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

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                                                Three Months Ended
                                                                                   December 31,
                                                                         ----------------------------------
                                                                              2002              2001
                                                                         ----------------  ----------------
Food and beverage                                                             $5,667,050        $4,166,093
Rooms                                                                            895,250           854,703
Other                                                                            699,021           581,999
                                                                         ----------------  ----------------
Total                                                                         $7,261,321        $5,602,795
                                                                         ----------------  ----------------



Complimentary revenues have been earned in the following casino departments as follows:

                                                                                Three Months Ended
                                                                                   December 31,
                                                                         ----------------------------------
                                                                              2002              2001
                                                                         ----------------  ----------------
Food and beverage                                                             $5,034,152        $4,016,300
Rooms                                                                          2,172,217         1,252,735
Other                                                                            885,727           551,903
                                                                         ----------------  ----------------
Total                                                                         $8,092,096        $5,820,938
                                                                         ----------------  ----------------

Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three months ended December 31, 2002 and 2001.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $1,360,979 and $1,116,107 for the three months ended December 31, 2002 and 2001, respectively.

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

Preopening Expenses

Preopening costs are expensed as incurred. Preopening costs incurred during the three months ended December 31, 2001 were $325,774. Preopening expense is comprised primarily of materials and supplies and other costs incurred in connection with the opening of the Golden Moon.

Reclassifications


Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on the Enterprise's net income or financial position.

Note 2--Property and Equipment

Property and equipment consists of the following:

                                                                Useful
                                                                 Lives           December 31,         September 30,
                                                                (Years)              2002                 2002
                                                            ----------------   ------------------  --------------------
Land and improvements                                                               $ 16,816,096         $  16,799,809
Buildings and improvements                                       20-40               359,392,818           346,831,079
Golf course improvements                                         5-15                  2,728,275             2,740,271
Furniture and equipment                                          5-10                118,948,380           115,798,611
Aircraft                                                          10                   4,551,215             4,551,215
Vehicles                                                           3                   1,094,073             1,293,396
                                                                               ------------------  --------------------
                                                                                     503,530,857           488,014,381
Less accumulated depreciation                                                         83,615,873            77,122,236
                                                                               ------------------  --------------------
                                                                                    $419,914,984         $ 410,892,145
                                                                               ------------------  --------------------


Note 3--Restricted Cash

The Enterprise had $2,627,561 and $ 2,617,915 of restricted cash as of December 31, 2002 and September 30, 2002, respectively. The balances at December 31, 2002 and September 30, 2002 are required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The Claims Reserve will survive until January 31, 2003 and is governed by the terms of the Management Agreement. Any unused portion of the Claims Reserve after January 31, 2003 will become unrestricted.

Note 4--Long-Term Debt

In March 2001, the Enterprise issued unsecured senior notes (the "Notes") in the amount of $200,000,000. The proceeds of the offering were used to retire a $75 million term loan and for the construction of the Golden Moon. The Notes bear interest at 9.25% and require semiannual payments of interest beginning with the first payment on October 1, 2001 with the Notes maturing on April 1, 2009. The indenture governing the Notes (the "Indenture") contains certain financial covenants which restrict our ability to borrow money, pay dividends or make distributions, make investments, create liens, enter into certain transactions with affiliates and sell specific assets or merge with or into another entity. Under specific circumstances, the covenant limiting our ability to make certain payments, distributions and investments will be suspended.

After April 1, 2005, the Enterprise may redeem all or a part of the Notes at specified redemption prices plus accrued and unpaid interest on the redemption date. The Notes are subject to redemption requirements imposed by certain gaming laws and regulations.

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. As of December 31, 2002, a total of $100,000,000 had been drawn and was outstanding on the Facility. The Enterprise pays commitment fees based on 0.5% of the available balance of the Facility. For the three months ended December 31, 2002 and 2001, the Enterprise paid commitment fees totaling $121,041 and $145,347, respectively, on the Facility. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. At December 31, 2002, outstanding advances under the facility bore LIBOR interest at rates ranging from 1.44% to 1.81%. During the three months ended December 31, 2002, the Enterprise recorded interest expense totaling $1,012,828 on the outstanding balance of the facility.

The Facility is collateralized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility will reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the Facility has been reduced to $40 million. Accordingly, borrowing capacity available under the Facility has been reduced to $118,750,000, of which $100,000,000 was outstanding at December 31, 2002. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise has received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Based on forecasted results of operations, management believes that it is likely that the Enterprise will not achieve the Fixed Charge Coverage Ratio for the remaining quarters of fiscal 2003. The Enterprise is currently negotiating a modification of this covenant with the Facility lender in order to ensure future compliance. The Enterprise expects to complete such negotiation during the quarter ending March 31, 2003 and to have the modified covenant effective for the March 31, 2003 measurement date. If the Enterprise is unable to modify the terms of this covenant and is unable to obtain waivers from the lender for possible future violations of this covenant, the lender could demand payment of the balance of the Facility. If the lender demanded repayment, the Enterprise would seek to refinance the balance of the Facility with another lender. There can be no assurance that the Enterprise will successfully modify the terms of the covenant or refinance the balance under the Facility. Accordingly, the outstanding balance of the Facility has been presented as current in the accompanying financial statements. If the Enterprise were unable to modify the covenant or refinance the debt, the classification of the Facility as currently payable would have a material adverse effect on the Enterprise's ability to pay its current obligations as they become due. As of December 31, 2002, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

On October 26, 1999, the Enterprise entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly.

Maturities of long-tem debt at December 31, 2002 are as follows:

        2003                                                 $ 100,300,000
        2004                                                             -
        2005                                                             -
        2006                                                             -
        2007                                                             -
     Thereafter                                                200,000,000
                                                      ---------------------

        Total                                                $ 300,300,000
                                                      ---------------------

The Enterprise entered into an interest rate swap agreement for the purpose of fixing interest rates on the term loan which was retired with proceeds from the Notes, thus reducing exposure to interest rate fluctuations. At December 31, 2002, the Enterprise's interest rate swap had a notional amount of $21,875,000. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement are recognized as an adjustment to interest expense.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2002 through December 31, 2002, the Enterprise recognized other income of $252,691 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2002 through December 31, 2002 are $41,999.


Note 5--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $211,500,000 at December 31, 2002 based on quoted market prices on or about December 31, 2002.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counterparty. The fair value liability of the Enterprise's interest rate swap at December 31, 2002 was $782,657 and is included in accrued expenses and other liabilities.

Note 6 - Enterprise Licensing and Regulation


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

Note 7 - Related Party Transactions

Distributions to the Tribe were $23,866,290 and $19,631,218 for the three months ended December 31, 2002 and 2001, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in Note 4.

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

Future Annual Service Payments under the Indenture are as follows:


          2003                                        $60,637,500
          2004                                         63,669,375
          2005                                         66,852,844
          2006                                         70,195,486
          2007                                         73,705,260
       Thereafter                                      77,390,523
                                                 -----------------

         Total                                       $412,450,988
                                                 -----------------




Employees of the Enterprise are provided health and life insurance coverage through the Tribe's health and life insurance plans. The Enterprise paid $2,867,335 and $1,909,512 to the Tribe under this arrangement for the three months ended December 31, 2002 and 2001, respectively.

The Enterprise collects and remits to the Tribe a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $390,011 and $207,868 for the three months ended December 31, 2002 and 2001, respectively. For the three months ended December 31, 2002 and 2001, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,131,730 and $1,362,197, respectively

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. For the three months ended December 31, 2002 and 2001, the Enterprise made purchases of $348,165 and $154,323 respectively, from Choctaw Paper Company, Inc.

The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi during three months ended December 31, 2002 and 2001, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $665,502 and $562,671 for the three months ended December 31, 2002 and 2001, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code and employee licensing fees. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the three months ended December 31, 2002 and 2001.

The Enterprise paid $729,430 to the Choctaw Development Enterprise for the construction of administrative offices and a hospitality institute and $57,000 for construction related to the Golden Moon project during the three months ended December 31, 2001.

During the three months ended December 31, 2002, the Tribe contributed $550,965 in cash to fund construction and development of Geyser Falls.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was transferred to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. During the three months ended December 31, 2002 and 2001, the Enterprise made payments to the Tribe totaling $750,204 and $375,101, respectively, in connection with this purchase. At December 31, 2002, $1,125,891 was due to the Tribe under this note and in is included in Due to Tribe.

On October 26, 1999, the Enterprise, entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly.

As of December 31, 2002 the Tribe had outstanding liabilities of $2.3 million under credit facilities with $3.1 million available in borrowings, which did not preclude recourse to assets held by the Enterprise.

Note 8--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $491,901 and $495,446 for the three months ended December 31, 2002 and 2001, respectively.

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

Note 10--Subsequent Events

On February 4, 2003 the Enterprise distributed $3,555,000 to the Tribe.

Note 11--Recently Issued Accounting Pronouncements

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

Item 2.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2002
                Compared to Three Months Ended December 31, 2001
--------------------------------------------------------------------------------


The following discussion and analysis of the financial condition and results of operations should be read together with the financial statements and notes thereto.

Net Revenues. Net revenues were $68.5 million and $57.2 million for the quarters ended December 31, 2002 and 2001. The $11.3 million, or 19.8% increase in net revenue was primarily due to increases in gaming, room, food and beverage and other revenue attributable to operations of the Golden Moon. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues increased $8.4 million, or 15.7%, to $61.9 million for the quarter ended December 31, 2002 from $53.5 million for the quarter ended December 31, 2001.

Table game activity increased as reflected in table games drop. The table game drop was $49.4 million for the quarter ended December 31, 2002 compared to table game drop of $43.5 million for the quarter ended December 31, 2001. This reflects an increase in table activity of $5.9 million or 13.6% over the corresponding period in 2001. Table game revenue was $8.1 million for the quarter ended December 31, 2002 compared to $8.4 million for the quarter ended December 31, 2001, a decrease of $0.3 million, or 3.6%. The decrease in revenue is due to a lower hold percentage for the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001. Table game hold percentage was 16.4% for the quarter ended December 31, 2002 compared to 19.3% for the quarter ended December 31, 2001. Table game hold percentage is reasonably predictable over the long-term, but can fluctuate significantly from quarter to quarter, affecting table games revenue.

Slot revenues were $53.3 million for the quarter ended December 31, 2002 compared to $44.8 million for the quarter ended December 31, 2001, an increase of $8.5 million or 18.9%. The increase is due to a increase in coin in for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001. The increase in coin in is primarily attributable to operations of the Golden Moon.

Food and Beverage. For the quarter ended December 31, 2002, food and beverage revenues were $7.4 million, an increase of approximately $2.0 million, or 37.0%, from $5.4 million for the quarter ended December 31, 2001. During the quarter ended December 31, 2002, the Silver Star and Golden Moon turned 453,000 covers with an average revenue per cover of $11.79. For the quarter ended December 31, 2001, the Silver Star turned 318,000 covers with an average revenue per cover of $12.92.

Rooms. Room revenues were $3.8 million for the quarter ended December 31, 2002 compared to $2.0 million for the quarter ended December 31, 2001. There was an increase in the average daily room rate to $56.56 for the quarter ended December 31, 2002 from $51.63 for the quarter ended December 31, 2001. Our occupancy rate was 67.4% for the quarter ended December 31, 2002 compared to 86.6% for the quarter ended December 31, 2001. With the opening of Golden Moon, the Enterprise now has a total of 1,067 rooms for the quarter ended December 31, 2002 compared to 496 rooms for the quarter ended December 31, 2001. During the quarter ended December 31, 2002, 55.3% of our hotel revenue was attributable to rooms occupied by Silver Star and Golden Moon customers on a complimentary basis compared to 62.9% for the quarter ended December 31, 2001.

 Other. Other revenues increased $1.5 million to $3.6 million for the quarter ended December 31, 2002 from $2.1 million for the quarter ended December 31, 2001. Other revenues are comprised primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers, other miscellaneous items, Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. The increase in other revenue is directly attributable to an increase in retail, convention center sales, miscellaneous revenue and revenue generated by the Choctaw Hospitality Institute. Retail revenues were up $0.6 million or 120%, to $1.1 million for the quarter ended December 31, 2002 compared to $0.5 million for the quarter ended December 31, 2001. Convention center revenues were $0.8 million for the quarter ended December 31, 2002 compared to $0.5 million for the quarter ended December 31, 2001, an increase of $0.3 million or 60%. Other revenue, which includes telephone, spa charges and miscellaneous items, was $0.8 million for the quarter ended December 31, 2002 compared to $0.3 million for the quarter ended December 31, 2001, an increase of $0.5 million or 167%. Revenue generated by the Choctaw Hospitality Institute was $0.5 million for the quarter ended December 31, 2002 compared to none for the quarter ended December 31, 2001. Golf revenues were $0.5 million for the quarter ended December 31, 2002 compared to $0.8 million for the quarter ended December 31, 2001, a decrease of $0.3 million or 37.5%. The decrease in golf revenues is primarily attributable to decreased golf rounds.

Promotional Allowances. Promotional allowances totaled $8.1 million for the quarter ended December 31, 2002, representing a $2.3 million or 39.7% increase over promotional allowances of $5.8 million for the quarter ended December 31, 2001. During the quarter ended December 31, 2002 promotional allowances were 13.1% of casino revenues compared to 10.8% for the quarter ended December 31, 2001. The increase in promotional allowances is the result of management's efforts to reward valued guests and increase market share.

Costs and Expenses. Total costs and expenses were $53.2 million for the quarter ended December 31, 2002 compared to $34.5 million for the quarter ended December 31, 2001, an increase of $18.7 million or 54.2%. This increase is primarily attributable to additional operating costs associated with the Golden Moon.

Casino. Casino costs and expenses were $21.8 million for the quarter ended December 31, 2002, compared to $15.9 million for the quarter ended December 31, 2001, an increase of $5.9 million or 37.1%. This increase is primarily attributable to additional operating costs associated with Golden Moon.

Food and Beverage. Food and beverage costs were $3.4 million for the quarter ended December 31, 2002 compared to $1.6 million for the quarter ended December 31, 2001, and increase of $1.8 million or 112.5%. This increase is primarily attributable to the increase in the number of restaurant covers and additional operating costs associated with the operation of Golden Moon.

Other. Other costs and expenses were $2.6 million for the three months ended December 31, 2002, compared to $2.0 million for the three months ended December 31, 2001, an increase of $0.6 million, or 30.0%. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit and Geyser Falls. Golf operating expenses were unchanged at $1.1 million for the three months ended December 31, 2002 and 2001. Geyser Falls operating expenses were $0.4 million for the three months ended December 31, 2002.

Selling, General and Administrative. Selling, general and administrative costs and expenses were $15.2 million for the quarter ended December 31, 2002 compared to $9.5 million for the quarter ended December 31, 2001, an increase of $5.7 million or 60%. The increase in selling, general and administrative expense is due to additional administrative costs associated with operation of Golden Moon.

Depreciation. Depreciation expense was $7.0 million for the quarter ended December 31, 2002 compared to $3.5 million for the quarter ended December 31, 2001. The $3.5 million or 100% increase is primarily attributable to additional depreciation related to property and equipment and construction costs incurred for Golden Moon and Geyser Falls.

Operating Income (loss). Operating income was $15.3 million for the quarter ended December 31, 2002 compared to $22.7 million for the quarter ended December 31, 2001, a decrease of $7.4 million, or 32.6%. The decrease is primarily attributable to additional operating costs associated with operation of Golden Moon, and to a lesser extent, the revenue and expense variations previously discussed.

Other Income (Expense). Other expense was $5.9 million for the quarter ended December 31, 2002 compared to other expense of $2.7 million for the quarter ended December 31, 2001, representing an increase in expense of $3.2 million that is primarily attributable to an increase in interest expense of approximately $2.1 million and a decrease in interest income of $1.1 million. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense. The increase in interest expense for the three months ended December 31, 2002 is related to additional interest expense incurred totaling $1.0 million on outstanding amounts on the revolving credit facility and the fact that no interest was capitalized during this period. During the quarter ended December 31, 2001, the Enterprise recorded capitalized interest totaling $1.4 million related to Golden Moon construction. The decrease in interest income is due to decreased cash and investment balances that were used to fund Golden Moon construction.

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended December 31, 2002 and 2001, the Enterprise recognized other income of $253,000 and $200,000 respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Enterprise, including the use of estimates and assumptions are presented in the Notes to the Consolidated Financial Statements. Management bases its estimates on it's historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Enterprise believes that estimates related to the following areas involve a high degree of judgment and/or complexity; the allowance for doubtful accounts receivable, estimated accruals for jackpots and slot club bonus points, self insurance related to employee health plans and contingencies related to customer claims in the ordinary course of business.

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

Liquidity and Capital Resources

As of December 31, 2002, the Enterprise held cash and cash equivalents of $55.5 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $6.8 million in the three months ended December 31, 2002 compared to $19.4 million in the three months ended December 31, 2001. The decrease of $12.6 million was due primarily to the decrease in net income to $9.4 million in the three months ended December 31, 2002 from $20.0 million in the three months ended December 31, 2001.

Cash used in investing activities in the three months ended December 31, 2002 for capital expenditures totaled $25.7 million. Cash used in investing activities in the three months ended December 31, 2001 for capital expenditures totaled $33.3 million. The Enterprise also received $74.6 million from the sale of short-term investments in the three months ended December 31, 2001.

The Enterprise's outstanding revolving credit facility restricts our ability to make capital expenditures. The Enterprise may not spend more than $10 million on capital expenditures and improvements in any fiscal year for each of the Silver Star and Golden Moon (following its opening). In addition, we are limited to a maximum construction expenditure, exclusive of the Golden Moon project, which includes the parking garage adjacent to the Silver Star, of $25 million during the term of this loan. In the ordinary course of business, we will continue to maintain and improve the Silver Star and Golden Moon as necessary to continue to provide a competitive and attractive facility to our customers. We intend to make capital expenditures up to the amounts permitted under our credit facilities to maintain the property.

We had $2.6 million of restricted cash as of December 31, 2002 and September 30, 2002. The balances are required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the Management Agreement was terminated. The claims reserve will survive until January 31, 2003 and any unused portion of the claims reserve will become unrestricted after such date.

Cash provided by financing activities was $1.7 million in the three months ended December 31, 2002 compared to $19.7 million used in the three months ended December 31, 2001. The primary use of cash in each period was distributions to the Tribe of $23.9 million and $19.6 million in the three months ended December 31, 2002 and 2001, respectively. The primary source of funds provided by financing activities during the three months ended December 31, 2002 was $25.0 million drawn on the revolving credit facility.

On December 19, 2000, the Enterprise entered into a $125.0 million reducing senior secured revolving credit facility. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility will reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the facility has been reduced to $40 million. Accordingly, borrowing capacity available under Facility has been reduced to $118,750,000, of which $100,000,000 was outstanding at December 31, 2002. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

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

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise has received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Based on forecasted results of operations, management believes that it is likely that the Enterprise will not achieve the Fixed Charge Coverage Ratio for the remaining quarters of fiscal 2003. The Enterprise is currently negotiating a modification of this covenant with the Facility lender in order to ensure future compliance. The Enterprise expects to complete such negotiation during the quarter ending March 31, 2003 and to have the modified covenant effective for the March 31, 2003 measurement date. If the Enterprise is unable to modify the terms of this covenant and is unable to obtain waivers from the lender for possible future violations of this covenant, the lender could demand payment of the balance of the Facility. If the lender demanded repayment, the Enterprise would seek to refinance the balance of the Facility with another lender. There can be no assurance that the Enterprise will successfully modify the terms of the covenant or refinance the balance under the Facility. Accordingly, the outstanding balance of the Facility has been presented as current in the accompanying financial statements. As of December 31, 2002, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

As of December 31, 2002 and September 30, 2002 the Tribe had outstanding liabilities of $2.3 million and $2.4 million, respectively, under credit facilities with $3.1 million and $3.2 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

The Enterprise believes that existing cash balances, operating cash flow and anticipated borrowings under the credit facilities and the offering of the Notes will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe and foreseeable capital expenditure requirements at the Silver Star and Golden Moon.

The following table presents the long-term debt maturities, future minimum lease payments under non-cancellable leases, and the Annual Service Payment to the Tribe under the indenture governing the Notes as of December 31, 2002:



                       ------------------------------------------------------------------------------------------------------------
                           2003              2004            2005           2006         2007        Thereafter         Total
                           ----              ----            ----           ----         ----        ---------- -       -----
Long-term debt          $ 100,300,000            $ -            $ -            $ -           $ -   $ 200,000,000     $ 300,300,000
Operating leases              236,187         14,778              -              -             -               -           250,965
Annual Service Payment     60,637,500     63,669,375     66,852,844     70,195,486    73,705,260      77,390,523       412,450,988
                       ------------------------------ -------------- ---------------------------- --------------- -----------------

                        $ 161,173,687   $ 63,684,153   $ 66,852,844   $ 70,195,486  $ 73,705,260   $ 277,390,523     $ 713,001,953
                       ============================== ============== ============================ =============== =================


Additionally and in accordance with the Tribal Code, the Enterprise is required to remit to the Choctaw Gaming Commission a monthly fee equal to 1% of gaming revenues. Also, and in accordance with the Compact the Enterprise is required to provide $250,000 annually to the State of Mississippi to be used for used for advertising and tourism promotional activities.

Recently Issued Accounting Pronouncements

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

The Enterprise is owned by the Tribe, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three month periods ended December 31, 2002 or 2001, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Enterprise's primary exposure to market risk is interest rate risk associated with our long-term debt. The Enterprise had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement, the Enterprise did not settle the existing interest rate swap agreement. At December 31, 2002, the interest rate swap agreement had a notional amount of $21.9 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $0.8 million at December 31, 2002. If the floating rate increased 25 basis points, interest expense under the swap agreement for the three months ended December 31, 2002 would have been lower by $15,137. Additionally, current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 2.5%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $58,507 during the three months ended December 31, 2002.

Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

Item 4. Controls and Procedures

The Enterprise maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Enterprise's reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Enterprise's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this Form 10-Q, the Enterprise carried out an evaluation, under the supervision and with the participation of the Enterprise management, including the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer, of the effectiveness of the design and operation of the Enterprise's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer concluded that the Enterprise's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Enterprise in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in the Enterprise's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Enterprise carried out its evaluation.

PART II Other Information


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


Date:    February 13, 2003          Choctaw Resort Development Enterprise




                                    By: /s/ Jay Dorris
                                      ----------------------------------------
                                        Jay Dorris
                                        President
                                        Choctaw Resort Development Enterprise

                                    By: /s/  Michael A. Donald
                                      ----------------------------------------
                                        Michael A. Donald
                                        Vice President of Resort Finance
                                        Choctaw Resort Development Enterprise
                                        (Principal Financial and Accounting
                                        Officer)

                           CERTIFICATION OF PRESIDENT

I, Jay Dorris, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Choctaw Resort Development Enterprise;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 February 13, 2003                  /s/  Jay Dorris
                                    --------------------------------------------
                                         Jay Dorris
                                         President (Principal Executive Officer)

                CERTIFICATION OF VICE PRESIDENT OF RESORT FINANCE

I, Michael A. Donald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Choctaw Resort Development Enterprise;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 13, 2003                   /s/ Michael A. Donald
                                    --------------------------------------------
                                        Michael A. Donald
                                        Vice President of Resort Finance
                                        (Principal Financial and Accounting
                                        Officer)

                           Certification of President

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Choctaw Resort Development Enterprise (the "Enterprise) hereby certifies, to the best of such officer's knowledge, that:

     (i) the Quarterly Report on Form 10-Q of the Enterprise for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Enterprise.



February 13, 2003                   /s/ Jay Dorris
                                    --------------------------------------------
                                        Jay Dorris
                                        President (Principal Executive Officer)


                Certification of Vice President of Resort Finance

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Choctaw Resort Development Enterprise (the "Enterprise) hereby certifies, to the best of such officer's knowledge, that:

     (i) the Quarterly Report on Form 10-Q of the Enterprise for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Enterprise.



February 13, 2003                   /s/ Michael A. Donald
                                    --------------------------------------------
                                        Michael A. Donald
                                        Vice President of Resort Finance
                                        (Principal Financial and Accounting
                                        Officer)