Form 10-Q
period 2003-05-13
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2003-05-14
CIK 1141344

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
       _|X|_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended: March 31, 2003


                                       OR

  ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the Transition Period From _________________to_________________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:    Yes  __X__     No  _____


--------------------------------------------------------------------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                            INDEX TO QUARTERLY REPORT

--------------------------------------------------------------------------------


    PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements



            Balance Sheets as of March 31, 2003 (unaudited) and September 30, 2002.............................3

            Statements of Operations and Comprehensive Income for the Three and Six Months
            Ended March 31, 2003 and 2002 (unaudited)..........................................................4

            Statement of Owner's Equity for the Six Months Ended March 31, 2003 (unaudited)....................5

            Statements of Cash Flows for the Six Months Ended March 31, 2003 and
             2002 (unaudited)..................................................................................6

            Notes to Financial Statements (unaudited) .........................................................7

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................................................17

    Item 3 -- Quantitative and Qualitative Disclosure of Market Risk..........................................27

    Item 4 -- Controls and Procedures.........................................................................28

    PART II  -- OTHER INFORMATION.............................................................................29

    Signatures  - ............................................................................................30


PART I. Financial Information
 Item 1  Financial Statements

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                 BALANCE SHEETS
                      March 31, 2003 and September 30, 2002
--------------------------------------------------------------------------------


                                                                                   March 31            September 30,
                                                                                     2003                  2002
                                                                                --------------        --------------
                                                                                  (Unaudited)
                                         Assets
Current assets:
    Cash and cash equivalents                                                   $  49,998,727         $  72,783,499
    Accounts receivable (net of allowance of
     $2,703,411 and $2,411,237)                                                     4,437,332             3,961,599
    Inventories                                                                     2,405,741             2,120,422
    Prepaid expenses and other                                                      3,402,544             1,403,550
                                                                                --------------        --------------
            Total current assets                                                   60,244,344            80,269,070

    Property and equipment, net                                                   421,775,643           410,892,145
    Restricted cash                                                                         -             2,617,915
    Deferred loan costs, net                                                        5,107,534             5,617,005
    Other assets                                                                    3,383,314             2,631,964
                                                                                --------------        --------------
            Total assets                                                        $ 490,510,835         $ 502,028,099
                                                                                ==============        ==============

                             Liabilities and Owner's Equity
Current liabilities:
    Current maturities of long-term debt                                        $  12,800,000         $     300,000
    Accounts payable                                                                5,847,974             8,209,279
    Construction accounts payable                                                   7,673,889            17,375,937
    Due to Tribe                                                                    3,125,803             3,875,465
    Accrued liabilities:
      Accrued payroll and related                                                   8,560,520             8,195,759
      Accrued expenses and other liabilities                                        8,684,078             9,047,224
      Accrued interest expense                                                      9,836,600             9,808,719
                                                                                --------------        --------------
            Total current liabilities                                              56,528,864            56,812,383

Long term debt, net of current maturities                                         287,500,000           275,000,000

Commitments and contingencies                                                               -                     -

Owner's equity:
    Contributed capital                                                           146,631,100           162,820,084
    Retained earnings                                                                       -             7,629,693
    Accumulated other comprehensive loss                                             (149,129)             (234,061)
                                                                                --------------        --------------
            Total owner's equity                                                  146,481,971           170,215,716
                                                                                --------------        --------------

            Total liabilities and owner's equity                                $ 490,510,835         $ 502,028,099
                                                                                --------------        --------------


   The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           For the Three and Six Months Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                        Three Months Ended                     Six Months Ended
                                                               March 31,                           March 31,
                                                    ------------------------------     --------------------------------
                                                        2003              2002              2003              2002
                                                    -------------    -------------     --------------    --------------
                                                     (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)
Revenue:
  Casino                                            $ 70,069,288     $ 59,140,612      $ 131,979,616     $ 112,655,885
  Food & beverage                                      8,278,758        5,585,286         15,632,395        10,992,952
  Rooms                                                3,722,340        2,113,050          7,478,497         4,103,735
  Other                                                3,298,547        1,946,001          6,911,263         4,047,063
                                                    -------------    -------------     --------------    --------------
             Gross revenue                            85,368,933       68,784,949        162,001,771       131,799,635
    Less: promotional allowances                      (9,686,576)      (5,716,902)       (17,778,672)      (11,537,840)
                                                    -------------    -------------     --------------    --------------
             Net revenue                              75,682,357       63,068,047        144,223,099       120,261,795
                                                    -------------    -------------     --------------    --------------

Costs and expenses:
  Casino                                              21,189,466       15,153,750         43,019,342        31,023,127
  Food & beverage                                      3,164,845        1,952,819          6,555,389         3,556,261
  Rooms                                                1,086,940          362,355          2,100,919           716,998
  Other                                                2,125,913        1,504,953          4,689,466         3,460,035
  Selling, general, and administrative                17,855,644        8,713,401         33,059,548        18,555,138
  Maintenance and utilities                            2,377,428        1,207,677          4,611,023         2,563,727
  Depreciation                                         7,896,868        3,541,494         14,878,932         7,027,912
                                                    -------------    -------------     --------------    --------------
             Total                                    55,697,104       32,436,449        108,914,619        66,903,198
                                                    -------------    -------------     --------------    --------------


Operating income                                      19,985,253       30,631,598         35,308,480        53,358,597
                                                    -------------    -------------     --------------    --------------

Other income (expense):
  Interest income                                         48,021          338,489            108,223         1,501,262
  Interest expense, net of interest capitalized       (6,315,591)      (3,100,440)       (12,538,109)       (7,243,626)
  Other income (expense)                                 234,777        3,542,971            487,468         3,788,213
                                                    -------------    -------------     --------------    --------------
             Total                                    (6,032,793)         781,020        (11,942,418)       (1,954,151)
                                                    -------------    -------------     --------------    --------------

Net income                                            13,952,460       31,412,618         23,366,062        51,404,446

Other comprehensive income (loss)                         42,933           39,681             84,932            78,421
                                                    -------------    -------------     --------------    --------------


Comprehensive income                                $ 13,995,393     $ 31,452,299      $  23,450,994     $  51,482,867
                                                    -------------    -------------     --------------    --------------


   The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                           STATEMENT OF OWNER'S EQUITY
                     For the Six Months Ended March 31, 2003
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Accumulated
                                                                                      Other              Total
                                            Contributed          Retained         Comprehensive         Owner's
                                              Capital            Earnings             Loss               Equity
                                           --------------      -------------      -------------      --------------
                                                     As Revised (2002)
                                           ---------------------------------
Balances, September 30, 2002               $ 162,820,084       $  7,629,693       $   (234,061)      $ 170,215,716

    Net income                                         -         23,366,062                  -          23,366,062
    Contributed capital                        1,679,549                  -                  -           1,679,549
    Distributions                            (17,868,533)       (30,995,755)                 -         (48,864,288)
    Reclassification adjustment
     under SFAS 133                                    -                  -             84,932              84,932
                                           --------------      -------------      -------------      --------------


Balances, March 31, 2003                   $ 146,631,100       $         -        $   (149,129)      $ 146,481,971
                                           --------------      -------------      -------------     ---------------


   The accompanying notes are an integral part of these financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                    2003                  2002
                                                                                --------------       --------------
                                                                                 (Unaudited)          (Unaudited)

Cash flows from operating activities:
  Net income                                                                    $  23,366,062        $  51,404,446
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                    15,473,335            7,060,031
  Gain on disposal of property and equipment                                            2,205             (470,924)
  Change in operating assets and liabilities:
    Accounts receivable, net                                                         (475,733)             226,750
    Inventories                                                                      (285,319)             (61,334)
    Prepaid expenses and other                                                     (1,998,994)            (844,738)
    Other assets                                                                     (751,350)             622,283
    Accounts payable and due to Tribe                                              (3,110,967)          (2,482,704)
    Accrued liabilities                                                                29,496             (558,955)
                                                                                --------------       --------------
Net cash provided by operating activities                                          32,248,735           54,894,855
                                                                                --------------       --------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of
     amounts in construction accounts payable                                     (34,480,521)        (102,284,985)
    Proceeds from disposal of property and equipment                                        -              571,710
    Proceeds from sales and maturities of short term investments                            -           82,513,481
    Restricted cash                                                                 2,617,915              (27,362)
                                                                                --------------       --------------
Net cash (used in)  investing activities                                          (31,862,606)         (19,227,156)
                                                                                --------------       --------------

Cash flows from financing activities:
    Borrowing under credit facilities                                              25,000,000                    -
    Contributions of cash from Tribe                                                  693,387                    -
    Distributions to Tribe                                                        (48,864,288)         (43,206,055)
    Loan fees paid                                                                          -              (39,793)
                                                                                --------------       --------------
Net cash (used in) financing activities                                           (23,170,901)         (43,245,848)
                                                                                --------------       --------------

Net (decrease) increase in cash and cash equivalents                              (22,784,772)          (7,578,149)
Cash and cash equivalents at beginning of period                                   72,783,499           81,822,543
                                                                                --------------       --------------
Cash and cash equivalents at end of period                                      $  49,998,727        $  74,244,394
                                                                                ==============       ==============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      $  12,000,757        $  10,550,888
                                                                                ==============       ==============

Supplemental disclosure of non-cash investing and financing activities:
      Contributions of property and equipment from the Tribe                    $     986,162        $          -
                                                                                --------------       --------------
      Accounts payable for construction                                         $   7,673,889        $  15,963,989
                                                                                --------------       --------------
      Exchange of property and equipment for a
       note due to Tribe                                                        $           -        $   4,501,215
                                                                                --------------       --------------


   The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------
                                        7
Note 1--Summary of Significant Accounting Policies

Description of Operations

The Choctaw Resort Development Enterprise (the "Enterprise") is an enterprise of the Mississippi Band of Choctaw Indians (the "Tribe"). The Enterprise was established on October 12, 1999 by the Tribe for the purpose of managing the existing and future Tribal gaming and other resort operations at the Tribe's Pearl River Community. The operations of the Enterprise are collectively referred to as the Pearl River Resort. Prior to July 1, 2001, the Silver Star Hotel and Casino (the "Silver Star") was the sole operating entity of the Enterprise. The Silver Star commenced operations of a gaming, hotel, conference center and restaurant complex near Philadelphia, Mississippi on trust lands of the Tribe on July 1, 1994. In addition, the Enterprise has opened the Golden Moon Hotel and Casino (the "Golden Moon") which commenced operations on August 26, 2002. The Golden Moon operates a gaming, hotel and restaurant complex directly across the highway from Silver Star. The Enterprise also operates the Dancing Rabbit Golf Club ("Dancing Rabbit"), which opened April 1, 1997, Geyser Falls Water Theme Park ("Geyser Falls"), which opened July 8, 2002, and the Choctaw Hospitality Institute, which opened November 9, 2001, for the training of Pearl River Resort employees. The Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute were contributed to the Enterprise at the Tribe's historical cost.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The September 30, 2002 balance sheet was derived from audited financial statements. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2002.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Enterprise, the Silver Star, the Golden Moon, Geyser Falls, the Dancing Rabbit and the Choctaw Hospitality Institute. All necessary eliminating entries have been recorded.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit with banks and other financial institutions. The Enterprise considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $2,093,449 and $1,583,978 at March 31, 2003 and September 30, 2002, respectively.

Accounting for Derivative Instruments and Hedging Activities

On October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards \ No. 138. See Note 4.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Casino and Other Revenue

Casino revenue is net win from gaming activities, which is the difference between gaming wins and losses. Gross revenues include the estimated retail value of rooms, food and beverage, and other goods and services provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances.

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                       Three Months Ended                      Six Months Ended
                                                            March 31,                             March 31,
                                               ----------------------------------     --------------------------------
                                                   2003                  2002             2003               2002
                                               ------------          ------------     -------------      -------------

Food and beverage                              $ 5,633,805           $ 4,122,710      $ 11,300,855       $  8,288,803
Rooms                                              992,536               832,560         1,887,786          1,687,263
Other                                              485,527               460,844         1,184,548          1,042,843
                                               ------------          ------------     -------------      -------------
Total                                          $ 7,111,868           $ 5,416,114      $ 14,373,189       $ 11,018,909
                                               ------------          ------------     -------------      -------------


Complimentary revenues have been earned in the following casino departments as follows:



                                                       Three Months Ended                      Six Months Ended
                                                            March 31,                             March 31,
                                               ----------------------------------     --------------------------------
                                                   2003                  2002             2003               2002
                                               ------------          ------------     -------------      -------------

Food and beverage                              $ 6,085,087           $ 4,314,563      $ 11,119,239       $  8,330,863
Rooms                                            2,853,024             1,217,559         5,025,241          2,470,294
Other                                              748,465               184,780         1,634,192            736,683
                                               ------------          ------------     -------------      -------------
Total                                          $ 9,686,576           $ 5,716,902      $ 17,778,672       $ 11,537,840
                                               ------------          ------------     -------------      -------------


Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or six months ended March 31, 2003 and 2002.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $2,848,638 and $585,771 for the three months ended March 31, 2003 and 2002, respectively, and $4,209,617 and $1,701,878 for the six months ended March 31, 2003 and 2002, respectively.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

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

Preopening Expenses

Preopening costs are expensed as incurred. Preopening costs incurred during the three months ended March 31, 2003 and 2002 were $ -0- and $114,808, respectively. Preopening costs incurred during the six months ended March 31, 2003 and 2002 were $ -0- and $440,582, respectively. Preopening expense is comprised primarily of materials and supplies and other costs incurred in connection with the opening of the Golden Moon.

Change in Classification of Amounts Previously Reported

Distributions to the Tribe had previously been reported as reductions to retained earnings (or increases to accumulated deficit) regardless of whether CRDE was in a retained earnings or accumulated deficit position. CRDE has revised the previously reported amounts of contributed capital and accumulated deficit to present distributions in excess of retained earnings as reductions of contributed capital. The impact of this revision was to reduce the accumulated deficit and contributed capital as of September 30, 2002 by $37,068,832. Such revision had no impact on total owner's equity, results of operations or cash flows.


Note 2--Property and Equipment

Property and equipment consists of the following:

                                                                Useful
                                                                 Lives                 March 31,          September 30,
                                                                (Years)                  2003                  2002
                                                               --------             --------------       ---------------

Land and improvements                                                               $  16,816,096         $  16,799,809
Buildings and improvements                                       20-40                365,924,999           346,831,079
Golf course improvements                                          5-15                  2,728,275             2,740,271
Furniture and equipment                                           5-10                121,259,033           115,798,611
Aircraft                                                           10                   4,551,215             4,551,215
Vehicles                                                            3                   1,094,073             1,293,396
                                                                                    --------------        --------------
                                                                                      512,373,691           488,014,381
Less accumulated depreciation                                                          91,512,742            77,122,236
                                                                                    --------------        --------------
                                                                                      420,860,949           410,892,145
Construction in progress                                                                  914,694                     -
                                                                                    ==============        ==============
                                                                                    $ 421,775,643         $ 410,892,145
                                                                                    ==============        ==============


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

At March 31, 2003, construction in progress consists of $914,694 incurred related to development of a beach club and sand beach lagoon adjacent to Geyser Falls.

Note 3--Restricted Cash

The Enterprise had $ -0- and $ 2,617,915 of restricted cash as of March 31, 2003 and September 30, 2002, respectively. The balance at September 30, 2002 was required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The Claims Reserve survived until January 31, 2003 per the terms of the Management Agreement after which it became unrestricted.

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

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility was used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. As of March 31, 2003, a total of $100,000,000 had been drawn and was outstanding on the Facility. The Enterprise pays commitment fees based on 0.5% of the available balance of the Facility. For the three months ended March 31, 2003 and 2002, the Enterprise paid commitment fees totaling $22,500 and $145,347, respectively, on the Facility. The Enterprise paid commitment fees totaling $143,541 and $320,694 for the six months ended March 31, 2003 and 2002, respectively, on the Facility. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. At March 31, 2003, outstanding advances under the facility bore LIBOR interest at rates ranging from 1.24% to 1.81%. During the three and six months ended March 31, 2003, the Enterprise recorded interest expense totaling $1,166,616 and $2,179,444, respectively, on the outstanding balance of the Facility.

The Facility is collateralized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility will reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the Facility has been reduced to $40 million. Accordingly, borrowing capacity available under the Facility has been reduced to $112,500,000, of which $100,000,000 was outstanding at March 31, 2003. The
Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of this covenant with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at March 31, 2003 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of March 31, 2003, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

On October 26, 1999, the Enterprise entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly.

Maturities of long-tem debt are as follows:


Fiscal years ending September 30,

        2003                                                 $     300,000
        2004                                                    25,000,000
        2005                                                    25,000,000
        2006                                                    50,000,000
        2007                                                             -
     Thereafter                                                200,000,000
                                                             --------------

        Total                                                $ 300,300,000
                                                             --------------


The Enterprise entered into an interest rate swap agreement for the purpose of fixing interest rates on the term loan which was retired with proceeds from the Notes, thus reducing exposure to interest rate fluctuations. At March 31, 2003, the Enterprise's interest rate swap had a notional amount of $17,187,500. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement are recognized as an adjustment to interest expense.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2002 through March 31, 2003, the Enterprise recognized other income of $487,468 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2002 through March 31, 2003 are $84,932.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 5--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $213,000,000 at March 31, 2003 based on quoted market prices on or about March 31, 2003. At March 31, 2003 the fair value of the Facility approximates its carrying value because of the Facility's variable interest rate.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counterparty. The fair value liability of the Enterprise's interest rate swap at March 31, 2003 was $504,947 and is included in accrued expenses and other liabilities.

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

Note 7 - Related Party Transactions

Distributions to the Tribe were $24,997,998 and $23,574,837 for the three months ended March 31, 2003 and 2002, respectively and $48,864,288 and $43,206,055 for the six months ended March 31, 2003 and 2002, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in
Note 4.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Employees of the Enterprise are provided health and life insurance coverage through the Tribe's health and life insurance plans. The Enterprise paid $2,550,449 and $2,177,991 to the Tribe under this arrangement for the three months ended March 31, 2003 and 2002, respectively and $5,417,784 and $4,262,892 for the six months ended March 31, 2003 and 2002, respectively.

The Enterprise collects and remits to the Tribe a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $279,869 and $183,745 for the three months ended March 31, 2003 and 2002, respectively. The Enterprise paid sales tax of $669,880 and $391,613 for the six months ended March 31, 2003 and 2002, respectively. During the three and six months ended March 31, 2003, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,783,513 and $2,915,243, respectively. During the three and six months ended March 31, 2002, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $618,454 and $1,980,650, respectively.

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. During the three and six months ended March 31, 2003, the Enterprise made purchases of $380,682 and $728,847 respectively, from Choctaw Paper Company, Inc. During the three and six months ended March 31, 2002, the Enterprise made purchases of $233,905 and $388,228, respectively from Choctaw Paper Company, Inc.

The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the three month periods ended March 31, 2003 and 2002, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $633,223 and $548,579 for the three months ended March 31, 2003 and 2002, respectively, and $1,298,725 and $1,111,350 for the six months ended March 31, 2003 and 2002, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code and employee licensing fees. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the three and six month periods ended March 31, 2003 and 2002.

The Choctaw Development Enterprise, a wholly owned enterprise of the Tribe, was paid $ -0- and $291,772 for the three months ended March 31, 2003 and 2002, respectively, and $ -0- and $1,021,202 for the six months ended March 31, 2003 and 2002, respectively, for the construction of administrative offices and a hospitality institute. Choctaw Development Enterprise was paid $57,000 for the six months ended March 31, 2002 for construction related to the Golden Moon project.

During the three months and six months ended March 31, 2003 the Tribe contributed $142,422 and $693,387 in cash, respectively to fund construction and development of Geyser Falls. During the three months ended March 31, 2003, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $986,162.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was transferred to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. During the three months ended March 31, 2003 and 2002, the Enterprise made payments to the Tribe totaling $ -0- and $750,205, respectively, and $ -0- and $1,125,306 for the six months ended March 31, 2003 and 2002, respectively, in connection with this purchase. At March 31, 2003, $1,125,891 was due to the Tribe under this note and is included in Due to Tribe.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

On October 26, 1999, the Enterprise, entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly.

Note 8--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $563,418 and $464,885 for the three months ended March 31, 2003 and 2002, respectively and $1,055,319 and $960,331 for the six months ended March 31, 2003 and 2002, respectively.

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

Note 10--Subsequent Events

On April 28, 2003 the Enterprise distributed $7,375,000 to the Tribe.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At March 31, 2003, the Enterprise does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on its financial position, results of operations or cash flows.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Enterprise has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. The review has not resulted in a determination that it would be judged to be the primary beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Enterprise.

Item 2.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
              Compared to Three and Six Months Ended March 31, 2002

--------------------------------------------------------------------------------


The following discussion and analysis of the financial condition and results of operations should be read together with the financial statements and notes thereto.

Net Revenues. Net revenues were $75.7 million for the quarter ended March 31, 2003 compared to $63.1 million for the quarter ended March 31, 2002. The $12.6 million, or 20.0% increase in net revenue was primarily due to increases in gaming, room, food and other revenue attributable to operations of the Golden Moon, which opened August 26, 2002. Net revenues were $144.2 million for the six months ended March 31, 2003 compared to $120.3 million for the six months ended March 31, 2002. The $23.9 million, or 19.9% increase in net revenue was primarily due to increases in gaming, room, food and other revenue attributable to operations of the Golden Moon. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues increased $11.0 million, or 18.7%, to $70.1 million for the quarter ended March 31, 2003 from $59.1 million for the quarter ended March 31, 2002. Casino revenues were $132.0 million for the six months ended March 31, 2003 compared to $112.7 million for the six months ended March 31, 2002, an increase of $ 19.3 million, or 17.2%.

Table game activity increased as reflected in table games drop. The table game drop was $54.0 million for the quarter ended March 31, 2003 compared to table game drop of $42.4 million for the quarter ended March 31, 2002. This reflects an increase in table activity of $11.6 million or 27.4% over the corresponding period in 2002. Table game revenue was $10.2 million for the quarter ended March 31, 2003 compared to $7.8 million for the quarter ended March 31, 2002, an increase of $2.4 million, or 30.8%. The increase in revenue is primarily due increased table game drop combined with a higher hold percentage for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. Table game hold percentage was 18.9% for the quarter ended March 31, 2003 compared to 18.4% for the quarter ended March 31, 2002. The table game drop was $103.4 million for the six months ended March 31, 2003 compared to table game drop of $85.9 million for the six months ended March 31, 2002. This reflects an increase in table activity of $17.5 million or 20.4% over the corresponding period in 2002. Table game revenue was $18.3 million for the six months ended March 31, 2003 compared to $16.2 million for the six months ended March 31, 2002, an increase of $2.1 million, or 13.0%. The increase in revenue is primarily due to increased table game drop for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002. Table game hold percentage was 17.7% for the six months ended March 31, 2003 compared to 18.9% for the six months ended March 31, 2002. The increase in table game activity for both the three months and six months is primarily attributable to the opening of the Golden Moon. Table game hold percentage is reasonably predictable over the long-term, but can fluctuate significantly from quarter to quarter, affecting table games revenue.

Slot revenues were $59.4 million for the quarter ended March 31, 2003 compared to $51.0 million for the quarter ended March 31, 2002, an increase of $8.4 million or 16.5%. The increase is due to an increase in coin in for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Slot revenues were $112.8 million for the six months ended March 31, 2003 compared to $95.8 million for the six months ended March 31, 2002, an increase of $17.0 million or 17.8%. The increase is primarily due to an increase in coin-in for the six months ended March 31, 2003, compared to the same period in the prior year. The increase in coin in during both the three and six months ended March 31, 2003 is primarily attributable to operations of the Golden Moon.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------


Food and Beverage. For the quarter ended March 31, 2003, food and beverage revenues were $8.3 million, an increase of approximately $2.7 million, or 48.3%, from $5.6 million for the quarter ended March 31, 2002. During the quarter ended March 31, 2003, the Silver Star and Golden Moon turned 514,000 covers with an average revenue per cover of $12.21. For the quarter ended March 31, 2002, the Silver Star turned 354,500 covers with an average revenue per cover of $11.70. For the six months ended March 31, 2003, food and beverage revenues were $15.6 million, an increase of approximately $4.6 million, or 41.8%, from $11.0 million for the six months ended March 31, 2002. During the six months ended March 31, 2003, the Silver Star and Golden Moon turned 967,000 covers with an average revenue per cover of $12.00 compared to 672,500 covers with an average revenue per cover of $12.28 during the six months ended March 31, 2002.

Rooms. Room revenues were $3.7 million for the quarter ended March 31, 2003 compared to $2.1 million for the quarter ended March 31, 2002. There was an increase in the average daily room rate to $53.88 for the quarter ended March 31, 2003 from $52.32 for the quarter ended March 31, 2002. Our occupancy rate was 76.0 % for the quarter ended March 31, 2003 compared to 90.5% for the quarter ended March 31, 2002. With the opening of Golden Moon, the Enterprise now has a total of 1,067 rooms for the quarter ended March 31, 2003 compared to 496 rooms for the quarter ended March 31, 2002. During the quarter ended March 31, 2003, 77.11% of our hotel revenue was attributable to rooms occupied by Silver Star and Golden Moon customers on a complimentary basis compared to 57.6% for the quarter ended March 31, 2002. Room revenues were $7.5 million and $4.1 million for the six months ended March 31, 2003 and 2002, respectively.

Other. Other revenues increased $1.3 million to $3.3 million for the quarter ended March 31, 2003 from $2.0 million for the quarter ended March 31, 2002. Other revenues are comprised primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers, other miscellaneous items, Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. The increase in other revenue is primarily attributable to an increase in retail, golf revenue and revenue generated by the Choctaw Hospitality Institute. Retail revenues were up $0.8 million or 160% to $1.3 million for the quarter ended March 31, 2003 compared to $0.5 million for the quarter ended March 31, 2002. For the quarter ended March 31, 2003 golf revenues from the Dancing Rabbit Golf Club were $0.9 million up $0.3 million or 50% from $0.6 million for the quarter ended March 31, 2002. The increase in golf revenue for the quarter is attributable to increased golf rounds as well as an increase in merchandise sales. Revenue generated by the Choctaw Hospitality Institute was $0.6 million for the quarter ended March 31, 2003 compared to none for the quarter ended March 31, 2002. Convention center revenues for the quarter ended March 31, 2003 were down $0.4 million to $0.2 million from $0.6 million for the quarter ended March 31, 2002. For the six months ended March 31, 2003 other revenues were $6.9 million compared to $4.0 million for the six months ended March 31, 2002, a $2.9 million or 72.5% increase. The increase in other revenue is primarily attributable to an increase in retail, other revenue including telephone, spa charges and miscellaneous items, and revenue generated by the Choctaw Hospitality Institute. Retail revenues were $2.4 million compared to $1.0 million for the six months ended March 31, 2002, a $1.4 million or 140% increase. Golf revenues from the Dancing Rabbit Golf Club were unchanged at $1.4 million for the six months ended March 31, 2003 and 2002. Revenue generated by the Choctaw Hospitality Institute was $1.1 million for the six months ended March 31, 2003 compared to none for the six months ended March 31, 2002. Convention center revenues for the six months ended March 31, 2003 were down $0.1 million to $1.0 million from $1.1 million for the six months ended March 31, 2002. For the six months ended March 31, 2003 other revenue including telephone, spa charges and miscellaneous items was $0.9 million, up $0.2 million compared to $0.7 million for the six months ended March 31, 2002.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------

Promotional Allowances. Promotional allowances totaled $9.7 million for the quarter ended March 31, 2003, representing a $4.0 million or 70.2% increase over promotional allowances of $5.7 million for the quarter ended March 31, 2002. Promotional allowances as a percent of casino revenues were 13.8% for the three months ended March 31, 2003 compared to 9.6% for the three months ended March 31, 2002. Promotional allowances were $17.8 million for the six months ended March 31, 2003, representing a $6.3 million or 54.8% increase over promotional allowances of $11.5 million for the six months ended March 31, 2002. During the six months ended March 31, 2003, promotional allowances increased to 13.4% of casino revenues, from 10.2% during the six months ended March 31, 2002. The increase in promotional allowances is the result of management's efforts to reward valued guests and increase market share.

Costs and Expenses. Total costs and expenses were $55.7 million for the quarter ended March 31, 2003 compared to $32.4 million for the quarter ended March 31, 2002, an increase of $23.3 million or 72%. Total costs and expenses were $108.9 million for the six months ended March 31, 2003 compared to $66.9 million for the six months ended March 31, 2002, an increase of $42.0 million or 62.8%. The increase for both periods is primarily attributable to additional operating costs associated with Golden Moon.

Casino. Casino costs and expenses were $21.2 million for the quarter ended March 31, 2003, compared to $15.2 million for the quarter ended March 31, 2002, an increase of $6.0 million or 39.5%. Casino costs and expenses were $43.0 million for the six months ended March 31, 2003, compared to $31.0 million for the six months ended March 31, 2002, an increase of $12.0 million or 38.7%. The increase for both the quarter and six-month period is primarily attributable to additional operating costs associated with the Golden Moon.

Food and Beverage. Food and beverage costs were $3.2 million for the quarter ended March 31, 2003 compared to $2.0 million for the quarter ended March 31, 2002, an increase of $1.2 million or 60.0%. Food and beverage costs were $6.6 million for the six months ended March 31, 2003 compared to $3.6 million for the six months ended March 31, 2002. The increase for both the quarter and six-month period is primarily attributable to the increase in the number of restaurant covers and additional operating costs associated with the Golden Moon.

Other. Other costs and expenses were $2.1 million for the three months ended March 31, 2003, compared to $1.5 million for the three months ended March 31, 2002, an increase of $0.6 million, or 40.0%. Other costs and expenses were $4.7 million for the six months ended March 31, 2003, compared to $3.5 million for the six months ended March 31, 2002, an increase of $1.2 million, or 34.3%. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit and Geyser Falls. Golf operating expenses were $1.1 million for the three months ended March 31, 2003 and $0.9 million for the three months ended March 31, 2002, an increase of $0.2 million, or 22.3%. Golf operating expenses were $2.2 million for the six months ended March 31, 2003 compared to $2.0 million for the six months ended March 31, 2002, an increase of $0.2 million or 10 %. The increase in golf operating expenses for the quarter and six-month period is attributable to increased golf rounds. Geyser Falls operating expenses were $0.3 million and $0.7 million respectively for the quarter and six-month period ended March 31, 2003 compared to none for the comparable periods of the prior year.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------

Selling, General and Administrative. Selling, general and administrative costs and expenses were $17.9 million for the quarter ended March 31, 2003 compared to $8.7 million for the quarter ended March 31, 2002, an increase of $9.2 million or 105.8%. Selling, general and administrative costs and expenses were $33.1 million for the six months ended March 31, 2003 compared to $18.6 million for the six months ended March 31, 2002, an increase of $14.5 million or 78.0%. The increase in selling, general and administrative expense for both the quarter and six months ended March 31, 2003 are primarily due to additional administrative costs associated with operation of Golden Moon.

Depreciation. Depreciation expense was $7.9 million for the quarter ended March 31, 2003 compared to $3.5 million for the quarter ended March 31, 2002. Depreciation expense was $14.9 million for the six months ended March 31, 2003 compared to $7.0 million for the six months ended March 31, 2002. The increase for both the quarter and six months ended are primarily attributable to additional depreciation related to property and equipment and construction costs incurred for Golden Moon and Geyser Falls.

Operating Income (loss). Operating income was $20.0 million for the quarter ended March 31, 2003 compared to $30.6 million for the quarter ended March 31, 2002, a decrease of $10.6 million, or 34.7%. Operating income was $35.3 million for the six months ended March 31, 2003 compared to $53.4 million for the six months ended March 31, 2002, a decrease of $18.1 million, or 33.9%. The decrease is primarily attributable to additional operating costs associated with operation of the Golden Moon, and to a lesser extent, the revenue and expense variations previously discussed.

Other Income (Expense). Other expense was $6.0 million for the quarter ended March 31, 2003 compared to other income of $0.8 million for the quarter ended March 31, 2002, representing an increase in expense of $6.8 million which is primarily attributed to an increase in interest expense of approximately $3.2 million, a decrease in interest income of $0.3 million, the recognition of $3.0 million of other income during the quarter ended March 31, 2002, due to the insurance settlement described below and $0.3 million decrease in other income related to the effect of interest rate changes on the interest swap agreement. Other expense was $11.9 million for the six months ended March 31, 2003 compared to other expense of approximately $2.0 million for the six months ended March 31, 2002, representing an increase in expense of $9.9 million which is attributed to an increase in interest expense of approximately $5.3 million, a decrease in interest income of $1.4 million, the recognition of $3.0 million of other income during the six months ended March 31, 2002 due to the insurance settlement described below and $0.3 million decrease in other income related to the effect of interest rate changes on the interest swap agreement. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense. On January 10, 2002 a settlement agreement for the insurance claim related to the April 2000 flood was entered into between the Enterprise and the insurance carriers. During the quarter ended March 31, 2002, the Enterprise received $3.0 million which represented the entire amount of the settlement. During the quarter ended March 31, 2002 the Enterprise recognized $2.5 million of other income and $550,000 as a gain on disposal of assets related to the insurance settlement.

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended March 31, 2003 and 2002, the Enterprise recognized other income of $200,000 and $500,000 respectively, attributed to the effect of interest rate changes on the interest rate swap agreement. During the six months ended March 31, 2003 and 2002, the Enterprise recognized other income of $500,000 and $700,000, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Enterprise, including the use of estimates and assumptions are presented in the Notes to the Consolidated Financial Statements. Management bases its estimates on it's historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Enterprise believes that estimates related to the following areas involve a high degree of judgment and/or complexity; the allowance for doubtful accounts receivable, estimated accruals for jackpots and slot club bonus points, self insurance related to employee health plans and contingencies related to customer claims in the ordinary course of business.

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

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------


Liquidity and Capital Resources

As of March 31, 2003, the Enterprise held cash and cash equivalents of $50.0 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $32.2 million in the six months ended March 31, 2003 compared to $54.9 million in the six months ended March 31, 2002. The decrease of $22.7 million was due primarily to the decrease in net income to $23.4 million in the six months ended March 31, 2003 from $51.4 million in the six months ended March 31, 2002.

Cash used in investing activities in the six months ended March 31, 2003 totaled $31.9 million of which $34.5 million was for capital expenditures. During the six months ended March 31, 2003 cash provided by investing activities totaled $2.6 million and was the result of changes in restricted cash. Cash used in investing activities in the six months ended March 31, 2002 totaled $19.2 million of which $102.3 million was for capital expenditures. The Enterprise received $82.5 million from the sale of short-term investments and received proceeds of $0.6 million from the disposal of property and equipment during the six months ended March 31, 2002.

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

We had $ -0- of restricted cash as of March 31, 2003 and $2.6 million at September 30, 2002. The balances were required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the Management Agreement was terminated. The claims reserve survived until January 31, 2003 and the unused portion of the claims reserve became unrestricted at that time.

Cash used in financing activities was $23.2 million in the six months ended March 31, 2003 compared to $43.2 million cash used in the six months ended March 31, 2002. The primary use of cash in each period was distributions to the Tribe of $48.9 million and $43.2 million in the six months ended March 31, 2003 and 2002, respectively. The primary source of funds provided by financing activities during the six months ended March 31, 2003 was $25.0 million drawn on the revolving credit facility. In addition the Tribe contributed cash of $0.7 million to the Enterprise related to construction and development of Geyser Falls.

On December 19, 2000, the Enterprise entered into a $125.0 million reducing senior secured revolving credit facility. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility will reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the facility has been reduced to $40 million. Accordingly, borrowing capacity available under Facility has been reduced to $112,500,000, of which $100,000,000 was outstanding at March 31, 2003. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------

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

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of this covenant with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at March 31, 2003 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of March 31, 2003, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

As of March 31, 2003 and September 30, 2002 the Tribe had outstanding liabilities of $2.2 million and $2.4 million, respectively, under credit facilities with $2.8 million and $3.2 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

The Enterprise believes that existing cash balances, operating cash flow and anticipated borrowings under the credit facilities and the offering of the Notes will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe and foreseeable capital expenditure requirements at the Silver Star and Golden Moon.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------


The following table presents the long-term debt maturities and future minimum lease payments under non-cancellable leases.

                      Fiscal years ending September 30,

                      -------------------------------------------------------------------------------------------------------------
                         2003           2004           2005              2006          2007          Thereafter          Total
                      ----------    -------------  -------------    -------------  -------------   --------------    --------------

Long-term debt        $ 300,000     $ 25,000,000   $ 25,000,000     $ 50,000,000   $          -    $ 200,000,000     $ 300,300,000
Operating leases        357,704           14,778              -                -              -                -           372,482

                      ----------    -------------  -------------    -------------  -------------   --------------    --------------


                      $ 657,704     $ 25,014,778   $ 25,000,000     $ 50,000,000   $          -    $ 200,000,000     $ 300,672,482
                      ----------    -------------  -------------    -------------  -------------   --------------    --------------



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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At March 31, 2003, the Enterprise does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on its financial position, results of operations or cash flows.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------


In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Enterprise has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. The review has not resulted in a determination that it would be judged to be the primary beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Enterprise.


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

The Enterprise is owned by the Tribe, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or six month periods ended March 31, 2003 or 2002, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Six Months Ended March 31, 2003
        Compared to Three and Six Months Ended March 31, 2002 (Continued)
--------------------------------------------------------------------------------

pending litigation, changes in federal tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Enterprise's primary exposure to market risk is interest rate risk associated with our long-term debt. The Enterprise had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement, the Enterprise did not settle the existing interest rate swap agreement. At March 31, 2003, the interest rate swap agreement had a notional amount of $17.2 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $0.5 million at March 31, 2003. If the floating rate increased 25 basis points, interest expense under the swap agreement for the three and six months ended March 31, 2003 would have been lower by $11,621 and $26,758, respectively. Additionally, current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 2.5% to 2.75%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $62,500 and $121,007 during the three and six months ended March 31, 2003, respectively.

Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

Item 4. Controls and Procedures

--------------------------------------------------------------------------------


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

         Not applicable

Note 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits.

         99.1* Certification of the President Pursuant to 18 U.S.C. Section 1350 99.2* Certification of the Vice President of Resort Finance Pursuant to
               18 U.S.C. Section  1350

       * Filed herewith


         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Indenture, the Enterprise has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2003                Choctaw Resort Development Enterprise




                                 By:  /s/ Jay Dorris
                                      --------------
                                      Jay Dorris
                                      President
                                      Choctaw Resort Development Enterprise

                                 By:  /s/ Michael A. Donald
                                      ---------------------
                                      Michael A. Donald
                                      Vice President of Resort Finance
                                      Choctaw Resort Development Enterprise
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES
--------------------------------------------------------------------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003
                                      /s/ Jay Dorris
                                      --------------
                                      Jay Dorris
                                      President (Principal Executive Officer)

                                   SIGNATURES
--------------------------------------------------------------------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003
                                      /s/ Michael A. Donald
                                      ----------------------
                                      Michael A. Donald
                                      Vice President of Resort Finance
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES
--------------------------------------------------------------------------------


                                                                    Exhibit 99.1

                           Certification of President

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Choctaw Resort Development Enterprise (the "Enterprise) hereby certifies, to the best of such officer's knowledge, that:

     (i) the Quarterly Report on Form 10-Q of the Enterprise for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Enterprise.

May 14, 2003                         /s/ Jay Dorris
                                     --------------
                                      Jay Dorris
                                      President (Principal Executive Officer)


A signed original of this written statement required by Section 906 has been provided to Choctaw Resort Development Enterprise and will be retained by Choctaw Resort Development Enterprise and furnished to the Securities and Exchange Commission or its staff upon request.


                                                                    Exhibit 99.2

                Certification of Vice President of Resort Finance

Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Choctaw Resort Development Enterprise (the "Enterprise) hereby certifies, to the best of such officer's knowledge, that:

     (i) the Quarterly Report on Form 10-Q of the Enterprise for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Enterprise.

May 14, 2003                         /s/ Michael A. Donald
                                     ----------------------
                                      Michael A. Donald
                                      Vice President of Resort Finance
                                    (Principal Financial and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Choctaw Resort Development Enterprise and will be retained by Choctaw Resort Development Enterprise and furnished to the Securities and Exchange Commission or its staff upon request.