Form 10-Q
period 2003-06-30
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2003-08-14
CIK 1141344

--------------------------------------------------------------------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                            INDEX TO QUARTERLY REPORT



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended: June 30, 2003

                                       OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period From ____________________to _____________________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X   No
                                             ----   ----
--------------------------------------------------------------------------------


    PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements

               Balance Sheets as of June 30, 2003 (unaudited) and September 30, 2002.................................3

               Statements of Operations and Comprehensive Income for the Three and Nine Months
               Ended June 30, 2003 and 2002 (unaudited)..............................................................4

               Statement of Owner's Equity for the Nine Months Ended June 30, 2003 (unaudited).......................5

               Statements of Cash Flows for the Nine Months Ended June 30, 2003 and
                2002 (unaudited).....................................................................................6

               Notes to Financial Statements (unaudited) ............................................................7

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................................................17

    Item 3 -- Quantitative and Qualitative Disclosure of Market Risk................................................27

    Item 4 -- Controls and Procedures...............................................................................28

    PART II  -- OTHER INFORMATION...................................................................................29

    Signatures  - ..................................................................................................30

PART I. Financial Information
  Item 1  Financial Statements

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                 BALANCE SHEETS
                      June 30, 2003 and September 30, 2002

                                                                                   June 30           September 30,
                                                                                    2003                 2002
                                                                             -------------------  --------------------
                                                                                 (Unaudited)           (As Revised)
                                         Assets
Current assets:
    Cash and cash equivalents                                                  $   48,943,549        $   72,783,499
    Accounts receivable (net of allowance of
      $2,884,064 and $2,411,237)                                                    4,725,811             3,961,599
    Inventories                                                                     2,271,217             2,120,422
    Prepaid expenses and other                                                      2,347,988             1,403,550
                                                                           -------------------  --------------------
             Total current assets                                                  58,288,565            80,269,070

    Property and equipment, net                                                   426,410,638           410,892,145
    Restricted cash                                                                         -             2,617,915
    Deferred loan costs, net                                                        5,057,344             5,617,005
    Other assets                                                                    3,434,444             2,631,964
                                                                           -------------------  --------------------
             Total assets                                                      $  493,190,991       $   502,028,099
                                                                           -------------------  --------------------

                             Liabilities and Owner's Equity
Current liabilities:
    Current maturities of long-term debt                                         $ 19,050,000         $     300,000
    Accounts payable                                                                6,220,873             8,209,279
    Construction accounts payable                                                   7,522,468            17,375,937
    Due to Tribe                                                                    2,000,570             3,875,465
    Accrued liabilities:
      Accrued payroll and related                                                   9,714,022             8,195,759
      Accrued expenses and other liabilities                                        8,948,295             9,047,224
      Accrued interest expense                                                      5,183,668             9,808,719
                                                                           -------------------  --------------------
             Total current liabilities                                             58,639,896            56,812,383

Long term debt, net of current maturities                                         281,250,000           275,000,000

Commitments and contingencies                                                               -                     -

Owner's equity:
    Contributed capital                                                           153,406,466           162,820,084
    Retained earnings                                                                       -             7,629,693
    Accumulated other comprehensive loss                                             (105,371)             (234,061)
                                                                           -------------------  --------------------
             Total owner's equity                                                 153,301,095           170,215,716
                                                                           -------------------  --------------------

             Total liabilities and owner's equity                              $  493,190,991       $   502,028,099
                                                                           -------------------  --------------------


             The accompanying notes are an integral part of these financial statements.




                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           For the Three and Nine Months Ended June 30, 2003 and 2002

                                                        Three Months Ended                   Nine Months Ended
                                                            June 30,                            June 30,
                                                 ---------------------------------   ----------------------------------
                                                       2003              2002              2003              2002
                                                 ----------------  ---------------   ----------------  ----------------
                                                    (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Revenue:
    Casino                                          $ 65,633,685     $ 54,792,271       $197,613,301      $167,448,156
    Food & beverage                                    7,926,909        5,020,885         23,559,304        16,013,837
    Rooms                                              4,433,946        2,336,567         11,912,443         6,440,302
    Other                                              5,246,760        3,177,117         12,158,023         7,224,180
                                                 ----------------  ---------------   ----------------  ----------------
             Gross revenue                            83,241,300       65,326,840        245,243,071       197,126,475
    Less: promotional allowances                      (8,922,037)      (4,932,607)       (26,700,709)      (16,470,447)
                                                 ----------------  ---------------   ----------------  ----------------
             Net revenue                              74,319,263       60,394,233        218,542,362       180,656,028
                                                 ----------------  ---------------   ----------------  ----------------

Costs and expenses:
    Casino                                            19,448,096       13,966,973         62,467,438        44,990,100
    Food & beverage                                    3,629,595        1,859,098         10,184,984         5,415,359
    Rooms                                              1,232,150          472,223          3,333,069         1,189,221
    Other                                              3,200,651        2,606,502          7,890,117         6,066,537
    Selling, general, and administrative              17,083,072       11,091,317         50,142,620        29,646,455
    Maintenance and utilities                          2,180,795        1,366,603          6,791,818         3,930,330
    Depreciation                                       7,805,939        2,754,297         22,684,871         9,782,209
                                                 ----------------  ---------------   ----------------  ----------------
             Total                                    54,580,298       34,117,013        163,494,917       101,020,211
                                                 ----------------  ---------------   ----------------  ----------------

Operating income                                      19,738,965       26,277,220         55,047,445        79,635,817
                                                 ----------------  ---------------   ----------------  ----------------

Other income (expense):
    Interest income                                       20,878          114,093            129,101         1,615,355
    Interest expense, net of interest capitalized     (6,290,733)      (2,065,190)       (18,828,842)       (9,308,816)
    Other income (expense)                               180,222           61,117            667,690         3,849,330
                                                 ----------------  ---------------   ----------------  ----------------
             Total                                    (6,089,633)      (1,889,980)       (18,032,051)       (3,844,131)
                                                 ----------------  ---------------   ----------------  ----------------

Net income                                            13,649,332       24,387,240         37,015,394        75,791,686

Other comprehensive income (loss)                         43,758           40,405            128,690           118,826
                                                 ----------------  ---------------   ----------------  ----------------

Comprehensive income                                $ 13,693,090     $ 24,427,645       $ 37,144,084      $ 75,910,512
                                                 ----------------  ---------------   ----------------  ----------------

             The accompanying notes are an integral part of these financial statements.



                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                           STATEMENT OF OWNER'S EQUITY
                     For the Nine Months Ended June 30, 2003
                                   (Unaudited)

                                                                                 Accumulated
                                                                                 Other               Total
                                          Contributed          Retained          Comprehensive       Owner's
                                            Capital            Earnings          Loss                Equity
                                        -----------------  -----------------  -----------------   -----------------
                                                 As Revised (2002)
                                        --------------------------------------
Balances, September 30, 2002               $ 162,820,084       $  7,629,693       $   (234,061)      $ 170,215,716

    Net income                                         -         37,015,394                  -          37,015,394
    Contributed capital                        8,670,583                  -                  -           8,670,583
    Distributions                            (18,084,201)       (44,645,087)                 -         (62,729,288)
    Reclassification adjustment
      under SFAS 133                                   -                  -            128,690             128,690
                                        -----------------  -----------------  -----------------   -----------------


Balances, June 30, 2003                    $ 153,406,466          $       -       $   (105,371)      $ 153,301,095
                                        -----------------  -----------------  -----------------   -----------------

             The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2003 and 2002


                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                           ----------------------------------------
                                                                                  2003                 2002
                                                                           -------------------  -------------------
                                                                                (Unaudited)         (Unaudited)
Cash flows from operating activities:
    Net income                                                                 $   37,015,394       $   75,791,686
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                                  23,598,222           10,099,893
    Gain on disposal of property and equipment                                          2,205             (599,401)
    Change in operating assets and liabilities:
      Accounts receivable, net                                                       (764,212)             232,663
      Inventories                                                                    (150,795)            (130,115)
      Prepaid expenses and other                                                     (944,438)             223,182
      Other assets                                                                   (802,480)            (143,953)
      Accounts payable and due to Tribe                                            (3,863,301)            (617,473)
      Accrued liabilities                                                          (3,205,717)          (3,792,695)
                                                                           -------------------  -------------------
Net cash provided by operating activities                                          50,884,878           81,063,787
                                                                           -------------------  -------------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of
      amounts in construction accounts payable                                    (40,131,842)        (156,929,412)
    Proceeds from disposal of property and equipment                                        -              689,915
    Proceeds from sales and maturities of short term investments                            -           82,513,481
    Restricted cash                                                                 2,617,915              (38,683)
                                                                           -------------------  -------------------
Net cash (used in)  investing activities                                          (37,513,927)         (73,764,699)
                                                                           -------------------  -------------------

Cash flows from financing activities:
    Borrowing under credit facilities                                              25,000,000           20,000,000
    Contributions of cash from Tribe                                                  743,387            1,888,136
    Distributions to Tribe                                                        (62,729,288)         (60,895,127)
    Loan fees paid                                                                   (225,000)             (39,793)
                                                                           -------------------  -------------------
Net cash (used in) financing activities                                           (37,210,901)         (39,046,784)
                                                                           -------------------  -------------------

Net (decrease) increase in cash and cash equivalents                              (23,839,950)         (31,747,696)
Cash and cash equivalents at beginning of period                                   72,783,499           81,822,543
                                                                           -------------------  -------------------
Cash and cash equivalents at end of period                                     $   48,943,549       $   50,074,847
                                                                           -------------------  -------------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                     $   22,668,744       $   20,420,929
                                                                           -------------------  -------------------
Supplemental disclosure of non-cash investing and financing activities:
      Contributions of property and equipment from the Tribe                    $   7,927,196           $        -
                                                                           -------------------  -------------------
      Accounts payable for construction                                         $   7,522,468       $   19,648,925
                                                                           -------------------  -------------------
      Exchange of property and equipment for a
        note due to Tribe                                                          $        -        $   4,501,215
                                                                           -------------------  -------------------


             The accompanying notes are an integral part of these financial statements.


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------


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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The September 30, 2002 balance sheet was derived from audited financial statements. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2002.

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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $2,368,639 and $1,583,978 at June 30, 2003 and September 30, 2002,
respectively.

Accounting for Derivative Instruments and Hedging Activities

On October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. See Note 4.

Contributed Capital

Contributed capital consists of (i) equipment and facilities related primarily to various construction and expansion projects since the Silver Star opened which have been funded by the Tribe and contributed upon their completion at the Tribe's cost, (ii) certain development costs for the Golden Moon, also funded by the Tribe and contributed at the Tribe's cost, (iii) cash to fund Golden Moon construction and development and (iv) cash to fund construction and development of Geyser Falls. Contributed capital is presented net of distributions.

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

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                     Three Months Ended                    Nine Months Ended
                                                         June 30,                               June 30,
                                            ------------------------------------- ------------------------------------
                                                 2003                2002               2003                2002
                                            ---------------    ------------------ -----------------    ---------------
Food and beverage                               $4,540,845           $ 3,429,843       $15,841,700        $11,718,646
Rooms                                              602,648               888,372         2,490,434          2,575,635
Other                                              791,136               467,821         1,975,684          1,510,664
                                            ---------------    ------------------ -----------------    ---------------
Total                                           $5,934,629           $ 4,786,036       $20,307,818        $15,804,945
                                            ---------------    ------------------ -----------------    ---------------



Complimentary revenues have been earned in the following casino departments as follows:



                                                   Three Months Ended                    Nine Months Ended
                                                        June 30,                               June 30,
                                            ------------------------------------- ------------------------------------
                                                 2003                2002               2003                2002
                                            ---------------    ------------------ -----------------    ---------------
Food and beverage                               $5,435,508           $ 3,383,536       $16,554,747        $11,714,399
Rooms                                            2,663,714             1,212,745         7,688,955          3,683,039
Other                                              822,815               336,326         2,457,007          1,073,009
                                            ---------------    ------------------ -----------------    ---------------
Total                                           $8,922,037           $ 4,932,607       $26,700,709        $16,470,447
                                            ---------------    ------------------ -----------------    ---------------


                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or nine months ended June 30, 2003 and 2002.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $3,017,966 and $1,017,238 for the three months ended June 30, 2003 and 2002, respectively, and $7,227,583 and $2,719,116 for the nine months ended June 30, 2003 and 2002, respectively.

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

Preopening Expenses

Preopening costs are expensed as incurred and are included in selling, general and administrative cost. Preopening costs incurred during the three months ended June 30, 2003 and 2002 were $-0- and $1,278,283, respectively. Preopening costs incurred during the nine months ended June 30, 2003 and 2002 were $-0- and $1,718,865, respectively. Preopening expense incurred during the three and nine months ended June 30, 2002 is comprised primarily of materials and supplies and other costs incurred in connection with the opening of the Golden Moon.

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


Note 2--Property and Equipment

Property and equipment consists of the following:


                                     Useful
                                                                 Lives             June 30,           September 30,
                                                                (Years)              2003                 2002
                                                            ----------------   ------------------  --------------------
Land and improvements                                                               $ 16,816,096         $  16,799,809
Buildings and improvements                                       20-40               377,096,612           346,831,079
Golf course improvements                                         5-15                  2,728,275             2,740,271
Furniture and equipment                                          5-10                123,382,423           115,798,611
Aircraft                                                          10                   4,551,215             4,551,215
Vehicles                                                           3                   1,149,698             1,293,396
                                                                               ------------------  --------------------
                                                                                     525,724,319           488,014,381
Less accumulated depreciation                                                         99,313,681            77,122,236
                                                                               ------------------  --------------------
                                                                                   $ 426,410,638         $ 410,892,145
                                                                               ------------------  --------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


Note 3--Restricted Cash

The Enterprise had $ -0- and $ 2,617,915 of restricted cash as of June 30, 2003 and September 30, 2002, respectively. The balance at September 30, 2002 was required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The Claims Reserve survived until January 31, 2003 per the terms of the Management Agreement after which it became unrestricted.

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

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility was used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. As of June 30, 2003, a total of $100,000,000 had been drawn and was outstanding on the Facility. The Enterprise pays commitment fees based on 0.5% of the available balance of the Facility. For the three months ended June 30, 2003 and 2002, the Enterprise paid commitment fees totaling $127,667 and $145,347, respectively, on the Facility. The Enterprise paid commitment fees totaling $271,208 and $416,555 for the nine months ended June 30, 2003 and 2002, respectively, on the Facility. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. At June 30, 2003, outstanding advances under the facility bore LIBOR interest at rates ranging from 1.20% to 1.31%. During the three and nine months ended June 30, 2003, the Enterprise recorded interest expense totaling $1,181,948 and $3,361,392, respectively, on the outstanding balance of the Facility.

The Facility is collateralized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the Facility has been reduced to $40 million. Accordingly, borrowing capacity available under the Facility has been reduced to $106,250,000, of which $100,000,000 was outstanding at June 30, 2003. The
Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of this covenant with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at June 30, 2003 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of June 30, 2003, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

On October 26, 1999, the Enterprise entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly.

Maturities of long-tem debt are as follows:


Fiscal years ending September 30,

        2003                                                     $ 300,000
        2004                                                    25,000,000
        2005                                                    25,000,000
        2006                                                    50,000,000
        2007                                                             -
     Thereafter                                                200,000,000
                                                      ---------------------

        Total                                                $ 300,300,000
                                                      ---------------------




The Enterprise entered into an interest rate swap agreement for the purpose of fixing interest rates on the term loan which was retired with proceeds from the Notes, thus reducing exposure to interest rate fluctuations. At June 30, 2003, the Enterprise's interest rate swap had a notional amount of $12,500,000. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement are recognized as an adjustment to interest expense.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2002 through June 30, 2003, the Enterprise recognized other income of $667,690 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2002 through June 30, 2003 are $128,690.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


Note 5--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $214,500,000 at June 30, 2003 based on quoted market prices on or about June 30, 2003. At June 30, 2003 the fair value of the Facility approximates its carrying value because of the Facility's variable interest rate.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counterparty. The fair value liability of the Enterprise's interest rate swap at June 30, 2003 was $280,967 and is included in accrued expenses and other liabilities.

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

Note 7 - Related Party Transactions

Distributions to the Tribe were $13,865,000 and $17,689,072 for the three months ended June 30, 2003 and 2002, respectively and $62,729,288 and $60,895,127 for the nine months ended June 30, 2003 and 2002, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in
Note 4.

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

Employees of the Enterprise are provided health and life insurance coverage through the Tribe's health and life insurance plans. The Enterprise paid $2,300,478 and $2,142,691 to the Tribe under this arrangement for the three months ended June 30, 2003 and 2002, respectively and $7,718,261 and $6,405,583 for the nine months ended June 30, 2003 and 2002, respectively.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

The Enterprise collects and remits to the Tribe a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $385,494 and $248,051 for the three months ended June 30, 2003 and 2002, respectively. The Enterprise paid sales tax of $1,055,374 and $639,664 for the nine months ended June 30, 2003 and 2002, respectively. During the three and nine months ended June 30, 2003, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,144,854 and $4,060,097, respectively. During the three and nine months ended June 30, 2002, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,078,534 and $3,059,184, respectively.

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. During the three and nine months ended June 30, 2003, the Enterprise made purchases of $387,687 and $1,116,534 respectively, from Choctaw Paper Company, Inc. During the three and nine months ended June 30, 2002, the Enterprise made purchases of $235,907 and $624,135, respectively from Choctaw Paper Company, Inc.

The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the three month periods ended June 30, 2003 and 2002, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $720,781 and $590,043 for the three months ended June 30, 2003 and 2002, respectively, and $2,019,506 and $1,692,359 for the nine months ended June 30, 2003 and 2002, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code and employee licensing fees. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the three and nine month periods ended June 30, 2003 and 2002.

The Choctaw Development Enterprise, a wholly owned enterprise of the Tribe, was paid $1,111,216 for the three and nine months ended June 30, 2003 for the construction services related to development of a beach club and sand beach lagoon adjacent to Geyser Falls. Choctaw Development Enterprise was paid $57,000 for the nine months ended June 30, 2002 for construction related to the Golden Moon project.

During the three months and nine months ended June 30, 2003 the Tribe contributed $50,000 and $743,387 in cash, respectively to fund construction and development of Geyser Falls, for construction costs incurred directly by the Enterprise. During the three and nine months ended June 30, 2002 the Tribe contributed $1,888,136 in cash related to construction and development of Geyser Falls, for construction costs incurred directly by the Enterprise. During the three and nine months ended June 30, 2003, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $6,941,034 and $7,927,196, respectively.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was transferred to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. During the three months ended June 30, 2003 and 2002, the Enterprise made payments to the Tribe totaling $1,125,306 and $750,205, respectively, and $1,125,306 and $1,875,510 for the nine months ended June 30, 2003 and 2002, respectively, in connection with this purchase. At June 30, 2003 no amount is payable to the Tribe in connection with this purchase.

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

Note 8--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $472,724 and $504,442 for the three months ended June 30, 2003 and 2002, respectively and $1,528,043 and $1,464,773 for the nine months ended June 30, 2003 and 2002, respectively.

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

Note 10--Subsequent Events

On July 18, 2003 the Enterprise distributed $1,293,000 to the Tribe. On August 6, 2003 the Enterprise repaid to the Tribe $2,000,000 related to advances received from the Tribe in connection with Geyser Falls construction. This amount was included in Due to Tribe at June 30, 2003. Also on August 6, 2003 the Enterprise repaid to the MBCI Resort and Capital Fund $385,500, representing repayment of a note payable plus accrued interest. See Note 4.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2003, the Enterprise does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on its financial position, results of operations or cash flows.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Enterprise has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. Adoption of FIN 46 will not have any impact on the financial statements of the Enterprise.

Item 2.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
              Compared to Three and Nine Months Ended June 30, 2002
-------------------------------------------------------------------------------


The following discussion and analysis of the financial condition and results of operations should be read together with the financial statements and notes thereto.

Net Revenues. Net revenues were $74.3 million for the quarter ended June 30, 2003 compared to $60.4 million for the quarter ended June 30, 2002. The $13.9 million, or 23.0% increase in net revenue was primarily due to increases in gaming, room, food and other revenue attributable to operations of the Golden Moon, which opened August 26, 2002. Net revenues were $218.5 million for the nine months ended June 30, 2003 compared to $180.7 million for the nine months ended June 30, 2002. The $37.8 million, or 20.9% increase in net revenue was primarily due to increases in gaming, room, food and other revenue attributable to operations of the Golden Moon. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues increased $10.8 million, or 19.7%, to $65.6 million for the quarter ended June 30, 2003 from $54.8 million for the quarter ended June 30, 2002. Casino revenues were $197.6 million for the nine months ended June 30, 2003 compared to $167.4 million for the nine months ended June 30, 2002, an increase of $30.2 million, or 18.0%.

Table game activity increased as reflected in table games drop. The table game drop was $55.7 million for the quarter ended June 30, 2003 compared to table game drop of $38.8 million for the quarter ended June 30, 2002. This reflects an increase in table activity of $16.9 million or 43.6% over the corresponding period in 2002. Table game revenue was $8.6 million for the quarter ended June 30, 2003 compared to $6.8 million for the quarter ended June 30, 2002, an increase of $1.8 million, or 26.5%. The increase in revenue is primarily due increased table game drop. Table game hold percentage was 15.4% for the quarter ended June 30, 2003 compared to 17.5% for the quarter ended June 30, 2002. The table game drop was $159.1 million for the nine months ended June 30, 2003 compared to table game drop of $124.7 million for the nine months ended June 30, 2002. This reflects an increase in table activity of $34.4 million or 27.6% over the corresponding period in 2002. Table game revenue was $26.9 million for the nine months ended June 30, 2003 compared to $23.0 million for the nine months ended June 30, 2002, an increase of $3.9 million, or 17.0%. The increase in revenue is primarily due to increased table game drop for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. Table game hold percentage was 16.9% for the nine months ended June 30, 2003 compared to 18.4% for the nine months ended June 30, 2002. The increase in table game activity for both the three months and nine months is primarily attributable to the opening of the Golden Moon. Table game hold percentage is reasonably predictable over the long-term, but can fluctuate significantly from quarter to quarter, affecting table games revenue.

Slot revenues were $56.6 million for the quarter ended June 30, 2003 compared to $47.7 million for the quarter ended June 30, 2002, an increase of $8.9 million or 18.7%. The increase is due to an increase in coin in for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Slot revenues were $169.4 million for the nine months ended June 30, 2003 compared to $143.4 million for the nine months ended June 30, 2002, an increase of $26.0 million or 18.1%. The increase is primarily due to an increase in coin-in for the nine months ended June 30, 2003, compared to the same period in the prior year. The increase in coin in during both the three and nine months ended June 30, 2003 is primarily attributable to operations of the Golden Moon.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
              Compared to Three and Nine Months Ended June 30, 2002
-------------------------------------------------------------------------------


Food and Beverage. For the quarter ended June 30, 2003, food and beverage revenues were $7.9 million, an increase of approximately $2.9 million, or 58.0%, from $5.0 million for the quarter ended June 30, 2002. During the quarter ended June 30, 2003, the Silver Star and Golden Moon turned 523,000 covers with an average revenue per cover of $11.46. For the quarter ended June 30, 2002, the Silver Star turned 344,500 covers with an average revenue per cover of $11.29. For the nine months ended June 30, 2003, food and beverage revenues were $23.6 million, an increase of approximately $7.6 million, or 47.5%, from $16.0 million for the nine months ended June 30, 2002. During the nine months ended June 30, 2003, the Silver Star and Golden Moon turned 1,490,000 covers with an average revenue per cover of $11.78 compared to 1,017,000 covers with an average revenue per cover of $11.93 during the nine months ended June 30, 2002.

Rooms. Room revenues were $4.4 million for the quarter ended June 30, 2003 compared to $2.3 million for the quarter ended June 30, 2002. There was an increase in the average daily room rate to $57.82 for the quarter ended June 30, 2003 from $56.22 for the quarter ended June 30, 2002. Our occupancy rate was
80.0 % for the quarter ended June 30, 2003 compared to 92.7% for the quarter ended June 30, 2002. With the opening of Golden Moon, the Enterprise now has a total of 1,067 rooms for the quarter ended June 30, 2003 compared to 496 rooms for the quarter ended June 30, 2002. During the quarter ended June 30, 2003, 60.5% of our hotel revenue was attributable to rooms occupied by Silver Star and Golden Moon customers on a complimentary basis compared to 52.7% for the quarter ended June 30, 2002. Room revenues were $11.9 million and $6.4 million for the nine months ended June 30, 2003 and 2002, respectively.

 Other...Other revenues increased $2.0 million to $5.2 million for the quarter ended June 30, 2003 from $3.2 million for the quarter ended June 30, 2002. Other revenues are comprised primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers, other miscellaneous items, Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. The increase in other revenue is primarily attributable to an increase in retail, golf revenue, water park revenue and revenue generated by the Choctaw Hospitality Institute. Retail revenues were up $0.8 million or 200% to $1.2 million for the quarter ended June 30, 2003 compared to $0.4 million for the quarter ended June 30, 2002. For the quarter ended June 30, 2003 golf revenues from the Dancing Rabbit Golf Club were $1.7 million, up $0.3 million or 21.4% from $1.4 million for the quarter ended June 30, 2002. The increase in golf revenue for the quarter is attributable to increased golf rounds as well as an increase in merchandise sales. Revenue generated by Geyser Falls was $1.3 million for the quarter ended June 30, 2003 compared to none for quarter ended June 30, 2002. Revenue generated by the Choctaw Hospitality Institute was $0.2 million for the quarter ended June 30, 2003 compared to none for the quarter ended June 30, 2002. Convention center revenues for the quarter ended June 30, 2003 were down $0.2 million to $0.4 million from $0.6 million for the quarter ended June 30, 2002. For the quarter ended June 30, 2003 other revenue including telephone, spa charges and miscellaneous items was $0.4 million, down $0.4 million compared to $0.8 million for the quarter ended June 30, 2002.

For the nine months ended June 30, 2003 other revenues were $12.2 million compared to $7.2 million for the nine months ended June 30, 2002, a $5.0 million or 69.4% increase. The increase in other revenue is primarily attributable to an increase in retail, golf revenue, water park revenue, and revenue generated by the Choctaw Hospitality Institute. Retail revenues were $3.6 million compared to $1.4 million for the nine months ended June 30, 2002, a $2.2 million or 157.1% increase. Golf revenues from the Dancing Rabbit Golf Club were $3.1 million for the nine months ended June 30, 2003 compared to $2.8 million for the nine months ended June 30, 2002, a $0.3 million or 10.7% increase. Revenues generated by Geyser Falls were $1.3 million for the nine months ended June 30, 2003 compared to none for the nine months ended June 30, 2002. Revenue generated by the Choctaw Hospitality Institute was $1.3 million for the nine months ended June 30, 2003 compared to none for the nine months ended June 30, 2002. Convention center revenues for the nine months ended June 30, 2003 were down $0.3 million to $1.4 million from $1.7 million for the nine months ended June 30, 2002. For the nine months ended June 30, 2003 other revenue including telephone, spa charges and miscellaneous items was $1.3 million, unchanged compared $1.3 million for the nine months ended June 30, 2002.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
        Compared to Three and Nine Months Ended June 30, 2002 (Continued)
--------------------------------------------------------------------------------


Promotional Allowances. Promotional allowances totaled $8.9 million for the quarter ended June 30, 2003, representing a $4.0 million or 81.6% increase over promotional allowances of $4.9 million for the quarter ended June 30, 2002. Promotional allowances as a percent of casino revenues were 13.6% for the three months ended June 30, 2003 compared to 8.9% for the three months ended June 30, 2002. Promotional allowances were $26.7 million for the nine months ended June 30, 2003, representing a $10.2 million or 61.8% increase over promotional allowances of $16.5 million for the nine months ended June 30, 2002. During the nine months ended June 30, 2003, promotional allowances increased to 13.5% of casino revenues, from 9.9% during the nine months ended June 30, 2002. The increase in promotional allowances is the result of management's efforts to reward valued guests and increase market share.

Costs and Expenses. Total costs and expenses were $54.6 million for the quarter ended June 30, 2003 compared to $34.1 million for the quarter ended June 30, 2002, an increase of $20.5 million or 60.1%. Total costs and expenses were $163.5 million for the nine months ended June 30, 2003 compared to $101.0 million for the nine months ended June 30, 2002, an increase of $62.5 million or 61.9%. The increase for both periods is primarily attributable to additional operating costs associated with Golden Moon.

Casino. Casino costs and expenses were $19.4 million for the quarter ended June 30, 2003, compared to $14.0 million for the quarter ended June 30, 2002, an increase of $5.4 million or 38.6%. Casino costs and expenses were $62.5 million for the nine months ended June 30, 2003, compared to $45.0 million for the nine months ended June 30, 2002, an increase of $17.5 million or 38.9%. The increase for both the quarter and nine-month period is primarily attributable to additional operating costs associated with the Golden Moon.

Food and Beverage. Food and beverage costs were $3.6 million for the quarter ended June 30, 2003 compared to $1.9 million for the quarter ended June 30, 2002, an increase of $1.7 million or 89.5%. Food and beverage costs were $10.2 million for the nine months ended June 30, 2003 compared to $5.4 million for the nine months ended June 30, 2002. The increase for both the quarter and nine-month period is primarily attributable to the increase in the number of restaurant covers and additional operating costs associated with the Golden Moon.

Other. Other costs and expenses were $3.2 million for the three months ended June 30, 2003, compared to $2.6 million for the three months ended June 30, 2002, an increase of $0.6 million, or 23.1%. Other costs and expenses were $7.9 million for the nine months ended June 30, 2003, compared to $6.1 million for the nine months ended June 30, 2002, an increase of $1.8 million, or 29.5%. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center. Also included in other expenses are the operating expenses of the Dancing Rabbit and Geyser Falls. Golf operating expenses were $1.3 million for each of the three months ended June 30, 2003 and 2002. Golf operating expenses were $3.5 million for the nine months ended June 30, 2003 compared to $3.2 million for the nine months ended June 30, 2002, an increase of $0.3 million or 9.4%. The increase in golf operating expenses for the quarter and nine-month period is attributable to increased golf rounds. Geyser Falls operating expenses were $1.2 million and $1.9 million respectively for the three and nine month periods ended June 30, 2003 compared to $0.4 million and $0.4 million respectively for the comparable periods of the prior year.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
        Compared to Three and Nine Months Ended June 30, 2002 (Continued)
--------------------------------------------------------------------------------


Selling, General and Administrative. Selling, general and administrative costs and expenses were $17.1 million for the quarter ended June 30, 2003 compared to $11.1 million for the quarter ended June 30, 2002, an increase of $6.0 million or 54.1%. Selling, general and administrative costs and expenses were $50.1 million for the nine months ended June 30, 2003 compared to $29.6 million for the nine months ended June 30, 2002, an increase of $20.5 million or 69.3%. The increase in selling, general and administrative expense for both the quarter and nine months ended June 30, 2003 are primarily due to additional administrative costs associated with operation of Golden Moon.

Depreciation. Depreciation expense was $7.8 million for the quarter ended June 30, 2003 compared to $2.8 million for the quarter ended June 30, 2002. Depreciation expense was $22.7 million for the nine months ended June 30, 2003 compared to $9.8 million for the nine months ended June 30, 2002. The increase for both the quarter and nine months ended are primarily attributable to additional depreciation related to property and equipment and construction costs incurred for Golden Moon and Geyser Falls.

Operating Income (loss). Operating income was $19.7 million for the quarter ended June 30, 2003 compared to $26.3 million for the quarter ended June 30, 2002, a decrease of $6.6 million, or 25.1%. Operating income was $55.0 million for the nine months ended June 30, 2003 compared to $79.6 million for the nine months ended June 30, 2002, a decrease of $24.6 million, or 30.9%. The decrease is primarily attributable to additional operating costs associated with operation of the Golden Moon, and to a lesser extent, the revenue and expense variations previously discussed.

Other Income (Expense). Other expense was $6.1 million for the quarter ended June 30, 2003 compared to other expense of $1.9 million for the quarter ended June 30, 2002, representing an increase in expense of $4.2 million which is primarily attributed to an increase in interest expense of approximately $4.2 million, a decrease in interest income of $0.1 million, and $0.1 million increase in other income related to the effect of interest rate changes on the interest swap agreement. Other expense was $18.0 million for the nine months ended June 30, 2003 compared to other expense of approximately $3.8 million for the nine months ended June 30, 2002, representing an increase in expense of $14.2 million which is attributed to an increase in interest expense of approximately $9.5 million, a decrease in interest income of $1.5 million, the recognition of $3.0 million of other income during the nine months ended June 30, 2002 due to the insurance settlement described below and $0.2 million decrease in other income related to the effect of interest rate changes on the interest swap agreement. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense. On January 10, 2002 a settlement agreement for the insurance claim related to the April 2000 flood was entered into between the Enterprise and the insurance carriers. During the quarter ended March 31, 2002, the Enterprise received $3.0 million which represented the entire amount of the settlement. During the quarter ended March 31, 2002 the Enterprise recognized $2.5 million of other income and $0.5 million as a gain on disposal of assets related to the insurance settlement.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
        Compared to Three and Nine Months Ended June 30, 2002 (Continued)
--------------------------------------------------------------------------------

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended June 30, 2003 and 2002, the Enterprise recognized other income of $200,000 and $100,000 respectively, attributed to the effect of interest rate changes on the interest rate swap agreement. During the nine months ended June 30, 2003 and 2002, the Enterprise recognized other income of $700,000 and $800,000, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

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

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
        Compared to Three and Nine Months Ended June 30, 2002 (Continued)
--------------------------------------------------------------------------------


Liquidity and Capital Resources

As of June 30, 2003, the Enterprise held cash and cash equivalents of $48.9 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $50.9 million in the nine months ended June 30, 2003 compared to $81.1 million in the nine months ended June 30, 2002. The decrease of $30.2 million was due primarily to the decrease in net income to $37.0 million in the nine months ended June 30, 2003 from $75.8 million in the nine months ended June 30, 2002.

Cash used in investing activities in the nine months ended June 30, 2003 totaled $37.5 million of which $40.1 million was for capital expenditures. During the nine months ended June 30, 2003 cash provided by investing activities totaled $2.6 million and was the result of changes in restricted cash. Cash used in investing activities in the nine months ended June 30, 2002 for capital expenditures totaled $156.9 million. The Enterprise received $82.5 million from the sale of short-term investments and received proceeds of $0.7 million from the disposal of property and equipment during the nine months ended June 30, 2002.

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

We had $ -0- of restricted cash as of June 30, 2003 and $2.6 million at September 30, 2002. The balances were required by the Management Agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the Management Agreement was terminated. The claims reserve survived until January 31, 2003 and the unused portion of the claims reserve became unrestricted at that time.

Cash used in financing activities was $37.2 million in the nine months ended June 30, 2003 compared to $39.0 million cash used in the nine months ended June 30, 2002. The primary use of cash in each period was distributions to the Tribe of $62.7 million and $60.9 million in the nine months ended June 30, 2003 and 2002, respectively. The primary source of funds provided by financing activities during the nine months ended June 30, 2003 and 2002 was $25.0 million and $20.0 million, respectively, drawn on the revolving credit facility. In addition, during the nine months ended June 30, 2003 and 2002 the Tribe contributed cash of $0.7 million and $1.9 million, respectively, to the Enterprise related to construction and development of Geyser Falls. During the nine months ended June 30, 2003 and 2002, the Enterprise paid $225,000 and $40,000, respectively, in loan fees related the credit facility. These amounts, net of amortization, are included in Deferred loan costs at June 30, 2003 and 2002.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
        Compared to Three and Nine Months Ended June 30, 2002 (Continued)
--------------------------------------------------------------------------------

On December 19, 2000, the Enterprise entered into a $125.0 million reducing senior secured revolving credit facility. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the facility has been reduced to $40 million. Accordingly, borrowing capacity available under Facility has been reduced to $106,250,000, of which $100,000,000 was outstanding at June 30, 2003. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

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

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of this covenant with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at June 30, 2003 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of June 30, 2003, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
        Compared to Three and Nine Months Ended June 30, 2002 (Continued)
--------------------------------------------------------------------------------

As of June 30, 2003 and September 30, 2002 the Tribe had outstanding liabilities of $2.0 million and $2.4 million, respectively, under credit facilities with $2.6 million and $3.2 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

The Enterprise believes that existing cash balances, operating cash flow and anticipated borrowings under the credit facilities and the offering of the Notes will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe and foreseeable capital expenditure requirements at the Silver Star and Golden Moon.

The following table presents the long-term debt maturities and future minimum lease payments under non-cancellable leases.

                  Fiscal years ending September 30,

                  ------------------------------------------------------------------------------------------------------------------
                       2003             2004            2005            2006            2007         Thereafter          Total
                  ---------------- ---------------- -------------- ---------------- -------------- ---------------- ----------------
Long-term debt          $ 300,000     $ 25,000,000   $ 25,000,000     $ 50,000,000            $ -    $ 200,000,000     $ 300,300,000
Operating leases          357,704           14,778              -                -              -                -           372,482

                  ---------------- ---------------- -------------- ---------------- -------------- ---------------- ---------------

                        $ 657,704     $ 25,014,778   $ 25,000,000     $ 50,000,000            $ -    $ 200,000,000     $ 300,672,482
                  ================ ================ ============== ================ ============== ================ ================





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

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
        Compared to Three and Nine Months Ended June 30, 2002 (Continued)
--------------------------------------------------------------------------------


In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.
 At June 30, 2003, the Enterprise does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on its financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Enterprise has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. Adoption of FIN 46 will not have any impact on the financial statements of the Enterprise.



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

The Enterprise is owned by the Tribe, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or nine month periods ended June 30, 2003 or 2002, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2003
        Compared to Three and Nine Months Ended June 30, 2002 (Continued)
--------------------------------------------------------------------------------



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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------


Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Enterprise's primary exposure to market risk is interest rate risk associated with our long-term debt. The Enterprise had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement, the Enterprise did not settle the existing interest rate swap agreement. At June 30, 2003, the interest rate swap agreement had a notional amount of $12.5 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $0.3 million at June 30, 2003. If the floating rate increased 25 basis points, interest expense under the swap agreement for the three and nine months ended June 30, 2003 would have been lower by $8,898 and $35,655, respectively. Additionally, current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 2.5% to 2.75%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $62,500 and $183,507 during the three and nine months ended June 30, 2003, respectively.

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

As of the end of the period covered by this Form 10-Q, the Enterprise carried out an evaluation, under the supervision and with the participation of the Enterprise management, including the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer, of the effectiveness of the design and operation of the Enterprise's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d - 15(e). Based upon the foregoing, the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer concluded that the Enterprise's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Enterprise in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in the Enterprise's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Enterprise carried out its evaluation.

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


Date: August 14, 2003           Choctaw Resort Development Enterprise




                                By: /s/  Jay Dorris
                                   ---------------------
                                   Jay Dorris
                                   President
                                   Choctaw Resort Development Enterprise

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 August 14, 2003
                                         /s/ Jay Dorris
                                         -----------------------------------
                                         Jay Dorris
                                         President (Principal Executive Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14,2003
                                    /s/ Michael A. Donald
                                    -------------------------------------
                                    Michael A. Donald
                                    Vice President of Resort Finance
                                    (Principal Financial and Accounting Officer)