Form 10-K
period 2003-09-30
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2003-12-23
CIK 1141344

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For The Fiscal Year Ended: September 30, 2003

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

                                 (601) 663-0226
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2): Yes__ No X

Documents Incorporated by Reference: The information required by Part IV of this Report, to the extent not set forth herein, is incorporated by reference from the Registration Statement on Form S-4/A filed on September 26, 2001, and Annual Reports filed on Form 10K for the fiscal years ended September 30, 2002 and 2001 with the Securities and Exchange Commission.
________________________________________________________________________________

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                  SEPTEMBER 30, 2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders


                                                                PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
           Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures


                                                               PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accounting Fees and Services


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

     The Tribe is a federally recognized, self governing Indian tribe with approximately 9,100 enrolled members, most of whom live on or near the Tribe's approximately 31,000-acre reservation in east-central Mississippi. The Indian Gaming Regulatory Act of 1988 permits federally recognized Indian tribes to conduct full-scale casino gaming operations on certain Indian lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Mississippi entered into a compact in 1992, which was approved by the U.S. Secretary of the Interior. The compact authorizes full Class III gaming to the same extent as non-Indian casinos in the State of Mississippi. The compact is not subject to a term of years and will continue unless mutually terminated, imposes no required payments to the State of Mississippi other than for certain agreed upon reimbursement of expenses and limits distributions from gaming revenues to each Tribal member to $1,000 per year. The Tribe is currently the only entity legally authorized to operate land-based casinos in the State of Mississippi.

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

     The Silver Star is an approximately 518,000 square foot facility that, as of September 30, 2003, featured: a 12-story hotel with 496 rooms, including 89 suites; approximately 82,500 square feet of gaming space with 2,933 slot machines, 70 table games and 11 poker tables; approximately 30,000 square feet of meeting and convention space, which also serves as a 2,000 seat live entertainment and sports venue with sky boxes; 2,308 parking spaces, including an approximately 1,100 space parking garage; seven restaurants with a total of 925 seats; three lounges; three retail outlets; an arcade; an outdoor swimming pool; a full-service spa; fitness facilities; and guest access to the adjacent Dancing Rabbit Golf Club and Geyser Falls.

The Golden Moon Hotel & Casino

     The Golden Moon is a full service gaming and entertainment complex located on a 15 acre site that opened on August 26, 2002 at a cost of $259.2 million incurred through September 30, 2003. The Golden Moon, located directly across from the Silver Star, is connected to the Silver Star via an enclosed walkway bridge that spans the highway separating the two casinos. The bridge is enclosed and climate controlled and features moving ramps to ease movement from one casino to the other.

     The Golden Moon is an approximately 843,000 square foot facility that, as of September 30, 2003, featured: a 28-story hotel with 571 rooms, including 112 suites and 32 VIP luxury suites; approximately 90,000 square feet of gaming and related circulation area space with 1,726 slot machines and 63 table games; approximately 11,600 square feet of meeting space; 2,581 parking spaces; seven restaurants with a total of 905 seats; five lounges; approximately 8,000 square feet of retail space; a 315-foot tower topped by an 80-foot geodesic sphere housing a restaurant and lounge; an aqua-scape, including fountains and other water effects; an indoor/outdoor swimming pool; fitness facilities; and guest access to the nearby Dancing Rabbit Golf Club and Geyser Falls.

The Dancing Rabbit Golf Club

     Adjoining the Silver Star is Dancing Rabbit, a 750-acre property containing two 18-hole championship golf courses designed by golf course designer Tom Fazio and PGA veteran Jerry Pate. Each 18-hole golf course spans over 7,000 yards and offers five tee locations on each hole. The golf club also contains a full-service golf shop, a teaching and practice facility, eight guestrooms, event coordinators and a restaurant and bar. Dancing Rabbit was recently rated among the "25 Best Celebrity Designed U.S. Golf Courses" according to the July 2003 Zagat Survey. Additionally, in May 2003, Dancing Rabbit was rated by Golf Digest as one of "America's 100 Greatest Public Courses" and was ranked 25th in Golf Week's "America's Top 40 Resort Courses" in November 2002. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise. No consideration was or is intended to be given to the Tribe for such contribution.

The Geyser Falls Water Theme Park

     Geyser Falls opened July 8, 2002 at a cost of $32.5 million incurred through September 30, 2003. This modern water park spans 23 acres and is capable of accommodating 7,000 guests per day. The park consists of 12 water slides, a wave pool and a lazy river. There is approximately 1,000 square feet of retail outlet space and numerous food and beverage carts located throughout the park. On May 24, 2003, Clearwater Key, a sand beach and beach club attraction located adjacent to and operated by Geyser Falls began operations. The addition of Clearwater Key added significantly to the amenities offered by Geyser Falls. The nearest competitor is Rapids on the Reservoir, located approximately 70 miles away in Jackson, MS, a 15-year old park that is similar in size to Geyser Falls. The park was contributed to the Enterprise by the Tribe effective July 8, 2002. No consideration was or is intended to be given to the Tribe for such contribution. On June 6, 2003, Hard Rock Beach Club, an independently owned and operated beach- themed restaurant and lounge, opened. The Hard Rock Beach Club is located adjacent to Geyser Falls on the Tribe's Reservation and leases it's operating facility from the Enterprise. The Enterprise and the Hard Rock Beach Club have entered into cooperative marketing arrangements to promote both Geyser Falls and the Hard Rock Beach Club to guests.

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

Pearl River Resort

     The Tribe markets the Silver Star, Golden Moon, Dancing Rabbit and Geyser Falls under the Pearl River Resort trade name and intends to continue to promote these collective properties as a premier regional entertainment and destination resort.

Market

     According to the Mississippi Gaming Commission, the Mississippi gaming market, excluding the Silver Star and Golden Moon, generated $2.7 billion of annual gaming revenues in 2002. Including the Silver Star and Golden Moon, there are currently 31 casinos operating in Mississippi, covering 1.66 million square feet of gaming space and offering approximately 40,000 slot machines and 1,100 table games. Of the 31 casinos, the Silver Star and Golden Moon are the only land-based casinos in the state. Other casinos in the state must operate as dockside casinos and are moored on either the Mississippi River or the Mississippi Gulf Coast. The Silver Star and Golden Moon are separated by an approximately two and one-half hour drive from its nearest significant competitor.

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

     The South River Region is located along the southern portion of the Mississippi River, approximately 125 miles west of the Silver Star and Golden Moon, and currently has seven dockside casinos in the cities of Vicksburg, Greenville and Natchez. Major operators in this market include Ameristar Casinos, Inc., Harrah's Entertainment, Inc. and Isle of Capri Casinos, Inc. The South River market customer base is primarily regional.

     The Coastal Region is located approximately 200 miles south of the Silver Star and Golden Moon along the Mississippi Gulf Coast and is the largest gaming market in Mississippi with dockside and riverboat casinos in Biloxi, Gulfport and Bay St. Louis. Major operators in this market include Park Place Entertainment Inc., Pinnacle Entertainment, Inc., Penn National Gaming, Inc., Isle of Capri Casinos, Inc. and MGM Mirage. In addition to attracting gaming customers from the local area, Gulf Coast casinos, particularly the Beau Rivage operated by MGM Mirage, which is located in a traditional regional beach resort area, tend to draw a significant number of customers from greater Mississippi and from outside the state.

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

     (3) Net revenues to the Tribe from Class III gaming will be used only in accordance with budgets adopted by resolution of the Tribal Council and to fund tribal government operations and programs, to provide for the general welfare of the members of the Tribe, to promote economic development, to donate to charitable organizations or to help fund the operations of local government agencies. Per capita payments to tribal members from gaming revenues are limited to $1,000 per year.

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

Possible Changes in Federal Law

     Several bills have been introduced in Congress which would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to IGRA. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming, and may have a material adverse effect on our results of operations or impose additional regulatory or operational burdens.

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

Employee and Labor Relations

     As of September 30, 2003, the Enterprise had 3,153 full-time employees. The number of employees has decreased from September 30, 2002 due to management's continuing efforts to consolidate certain casino and administrative responsibilities and to improve operational efficiency. Pursuant to the ordinance establishing the Enterprise, we are required to extend preferential treatment to qualified members of the Tribe in recruitment, employment and promotion. Our employees are not covered by any collective bargaining agreements. The Enterprise believes that our labor relations with our employees are good.

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




                                                   Fiscal Year Ended September 30,
                                      -------------------------------------------------------------
                                         2003        2002         2001        2000        1999
                                                             (in thousands)

 Statement of Income Data:
 Net Revenues........................   298,277    $248,248     $237,619    $248,227    $244,224
 Operating Income (a)................    77,908      97,014      109,315      40,050      87,310
 Net Income (a)......................    53,811      90,262       98,042      36,894      87,629

 Balance Sheet Data:
 Cash and cash equivalents...........    49,712    $ 72,783     $ 81,823    $ 34,780    $ 21,286
 Restricted cash.....................         -       2,618        2,568       2,443       2,295
 Total assets........................   489,969     502,028      386,847     195,698     175,704
 Total debt (b)......................   295,000     275,300      200,300      62,800       1,633
 Total owner's equity................   154,468     170,216      145,226     114,775     153,027


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

(b) Proceeds from a $75 million term loan were used to make the termination payment referred to above on January 31, 2000. To finance the construction of the Golden Moon, the Enterprise issued $200 million in unsecured senior notes in March 2001 and entered into a $125 million revolving credit facility. At September 30, 2003, $95,000,000 was outstanding under the revolving credit facility.

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

     - On July 8, 2002, Geyser Falls commenced operations. This modern water park spans 23 acres and is capable of accommodating 7,000 guests per day. The park consists of 12 water slides, a wave pool and a lazy river. There is approximately 1,000 square feet of retail outlet space and numerous food and beverage carts located throughout the park.

     - On August 26, 2002, the Golden Moon commenced operations. This 28 floor full-service hotel and casino has approximately 90,000 square feet of gaming and related circulation space, 1,726 slot machines, 63 table games, 571 hotel rooms and seven restaurants as of September 30, 2003.

     - As of September 30, 2003, the Silver Star had approximately 82,500 square feet of gaming space, 2,933 slot machines, 70 table games, 11 poker tables, 496 hotel rooms, 30,000 square feet of meeting and convention space and seven restaurants.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year September 30, 2002

Net Revenues. Net revenues for the fiscal year ended September 30, 2003 were $298.3 million compared to $248.2 million for the fiscal year ended September 30, 2002. The $50.1 million, or 20.2%, increase in net revenues was primarily due to an increase in gaming revenues attributable to the opening of the Golden Moon on August 26, 2002. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues were $265.5 million for fiscal 2003 compared to $227.7 million for fiscal 2002, an increase of $37.8 million, or 16.6%. The increase in casino revenue for the fiscal year is discussed below.

     Table game drop was $213.4 million for fiscal 2003 compared to table game drop of $167.4 million for fiscal 2002, an increase of $46.0 million, or 27.5%. Table game revenue was $36.8 million for fiscal 2003 compared to $31.3 million for fiscal 2002, an increase of $5.6 million, or 18.0%. The increase in revenue is the result of higher table drop that is attributable to the opening of the Golden Moon, offset somewhat by a lower hold percentage. Table game hold percentage was 17.2% for fiscal 2003 compared to 18.7% for fiscal 2002. Table game hold percentage is reasonably predictable over the long-term, but can fluctuate significantly from quarter to quarter, affecting table games revenue.

     Slot revenues were $227.0 million for fiscal 2003, compared to $195.0 million for fiscal 2002, an increase of $32.0 million, or 16.4%. This increase is primarily due to an increase in coin-in for fiscal 2003, compared to fiscal 2002. The increase in coin-in is due primarily to the opening of the Golden Moon in late 2002.

Food and beverage. Food and beverage revenues increased $9.6 million, or 42.5%, from $22.6 million in fiscal 2002 to $32.2 million in fiscal 2003. Complimentary food and beverage revenues totaled $22.4 million for fiscal 2003 compared to $16.0 million for fiscal 2002, an increase of 40.0%. During fiscal 2003, the resort turned 2,085,000 restaurant covers with an average revenue per cover of $11.49 compared to 1,402,000 restaurant covers with an average revenue per cover of $12.75 for fiscal 2002.

Rooms. Room revenues were $16.9 million for fiscal 2003 compared to $9.4 million for fiscal 2002, an increase of $7.5 million, or 79.8%. This reflects an increase in average daily room rate to $57.37 for fiscal 2003 from $56.25 for fiscal 2002. Our occupancy rate decreased to 77.6% for fiscal 2003 compared to 87.9% for fiscal 2002. With the opening of the Golden Moon in August 2002, the Enterprise had a total of 1,067 rooms for fiscal 2003 compared to 496 rooms for the majority of fiscal 2002. During fiscal 2003, 59.1% of our hotel revenue was attributable to rooms occupied by resort customers on a complimentary basis. These complimentary revenues totaled $10.0 million for fiscal 2003 compared to $5.2 million for fiscal 2002, an increase of 92.3%.

Other. Other revenues were $19.2 million and $11.3 million for fiscal 2003 and 2002, respectively, representing a $7.9 million, or 69.9% increase. Other revenues are comprised of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers, other miscellaneous items, the Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. The increase in other revenue is primarily attributable to an increase in retail, golf revenue, water park revenues and revenues generated by Choctaw Hospitality Institute. Retail revenues were $5.0 million for fiscal 2003 compared to $2.0 million for fiscal 2002, an increase of $3.0 million or 150.0%. Convention center revenues were $2.1 million for fiscal 2003 compared to $2.2 million for fiscal 2002, a decrease of $0.1 million or 4.6%. Golf revenues were $4.3 million for fiscal 2003 compared to $3.8 million for fiscal 2002, an increase of $0.5 million or 13.2%. The increase in golf revenue is attributable to increased golf rounds due to the combined marketing efforts of the Dancing Rabbit, Silver Star and Golden Moon. Fiscal 2003 revenues from Geyser Falls, which opened on July 8, 2002, were $4.4 million compared to $1.2 million for fiscal 2002, while revenue generated by Choctaw Hospitality Institute totaled $1.4 million compared to $0.4 million in fiscal 2002. For fiscal 2003, other revenue including telephone, spa charges and miscellaneous items was $2.0 million compared to $1.7 million for fiscal 2002, a $0.3 million or 17.6% increase.

Promotional Allowances. Promotional allowances were $35.6 million for fiscal 2003 compared to $22.8 million for fiscal 2002, an increase of $12.8 million, or 56.1%. During fiscal 2003, promotional allowances increased to 13.4% of casino revenues from 10.0% during fiscal 2002. The increase in promotional allowances is the result of management's efforts to reward existing guests and generate visits from new customers in our outer markets in an effort to increase revenues and market share.

Costs and Expenses. Total costs and expenses were $220.4 million for fiscal 2003 compared to $151.2 million for fiscal 2002, an increase of $69.2 million, or 45.8%. The increase is primarily attributable to additional operating costs associated with operations of the Golden Moon. Included in total costs and expenses for fiscal 2002 are $9.7 million and $0.8 million of preopening costs related to Golden Moon and Geyser Falls, respectively.

Casino. Casino costs and expenses were $83.1 million for fiscal 2003, compared to $61.0 million for fiscal 2002, an increase of $22.1 million, or 36.2%. This increase is primarily attributable to the additional operating costs incurred in connection with the operation of Golden Moon.

Food and Beverage. Food and beverage costs were $13.7 million for fiscal 2003, compared to $8.3 million for fiscal 2002, an increase of $5.4 million, or 65.1%. This increase is primarily attributable to the increase in the number of restaurant covers and the additional operating costs incurred in connection with the operation of Golden Moon.

Other. Other costs and expenses were $12.5 million and $9.2 million for fiscal 2003 and 2002, respectively, representing a $3.3 million, or 35.8% increase. Other expenses are comprised of the costs related to the operation of retail outlets and the convention center and the operating expenses of the Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. Golf operating expenses were $5.3 million for fiscal 2003 compared to $5.1 million for fiscal 2002, an increase of $0.2 million or 3.9%. The increase in golf operating expenses is attributable to increased golf rounds. Water park operating expenses were $3.7 million for fiscal 2003 compared to $0.7 million for fiscal 2002, an increase of $3.0 million or 428.6%.

Selling, General and Administrative. Selling, general and administrative costs and expenses were $66.4 million for fiscal 2003 compared to $40.2 million for fiscal 2002, an increase of $26.2 million, or 65.2%. The increase in selling, general and administrative for fiscal 2003 versus that of fiscal 2002 is primarily due to additional administrative and marketing costs associated with the operation of Golden Moon.

Preopening Expense. Preopening expense was $ -0- and $10.5 million for the fiscal years ended September 30, 2003 and 2002, respectively. Preopening expense is comprised primarily of salaries and wages, materials and supplies and other costs incurred in connection with the opening of the Golden Moon and Geyser Falls. During fiscal 2002, the Enterprise incurred preopening expense of $9.7 million and $0.8 million related to Golden Moon and Geyser Falls respectively.

Depreciation Expense. Depreciation expense was $30.8 million for fiscal 2003 compared to $14.2 million for fiscal 2002, an increase of $16.6 million or 117%. The increase in depreciation expense is primarily attributable to the opening of Golden Moon and Geyser Falls, both of which occurred during summer 2002.

Operating Income (loss). Operating income was $77.9 million for fiscal 2003 compared to operating income of $97.0 million for fiscal 2002, a decrease of $19.1 million. The decrease is primarily attributable to additional operating costs incurred related to operation of Golden Moon, and to a lesser extent, the revenue and expense variations previously discussed.

Other Income (Expense). Other expense was $24.1 million for fiscal 2003 compared to other expense of $6.8 million for fiscal 2002, representing an increase of $17.3 million, which is primarily attributable to an increase in interest expense of $12.6 million, a decrease in interest income of $1.5 million, the recognition of $3.0 million other income during fiscal 2002 due to the insurance settlement described below and a $0.2 million decrease in other income related to the effect of interest rate changes on the interest swap agreement. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense. Interest capitalized during the year ended September 30, 2003 was $ -0- compared to $10.0 million for the year ended September 30, 2002. The decrease in interest income is due to decreased cash and investment balances that were used to fund Golden Moon construction. On January 10, 2002 a $3.0 million settlement agreement for the insurance claim related to the April 2001 flood was entered into between the Enterprise and the insurance carriers. The Enterprise received the entire amount of the settlement during the quarter ended March 31, 2002 and recognized $2.5 million of other income and $0.5 million as a gain on disposal of assets.

     Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, the Enterprise recognized other income of $0.8 million and other income of $1.0 million for 2003 and 2002, respectively, due to the effect of interest rate changes on the interest rate swap agreement.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

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

Preopening Expense. Preopening expense was $10.5 million and $0.4 million for the fiscal years ended September 30, 2002 and 2001, respectively. Preopening expense is comprised primarily of salaries and wages, materials and supplies and other costs incurred in connection with the opening of the Golden Moon and Geyser Falls. During fiscal 2002, the Enterprise incurred preopening expense of $9.7 million and $0.8 million related to Golden Moon and Geyser Falls respectively. During fiscal 2001, all preopening expense incurred was related to the Golden Moon.

Operating Income (loss). Operating income was $97.0 million for fiscal 2002 compared to operating income of $109.3 million for fiscal 2001, a decrease of $12.3 million. The decrease was due primarily to preopening costs incurred related to Golden Moon, and to a lesser extent, the revenue and expense variations previously discussed.

Other Income (Expense). Other expense was $6.8 million for fiscal 2002 compared to other expense of $11.3 million for fiscal 2001, representing a decrease of $4.5 million, which is primarily attributable to a decrease in interest expense of $0.7 million, a decrease in interest income of $2.0 million, the recognition of $3.0 million other income due to the insurance settlement described below and a $1.0 million increase in other income related to the effect of interest rate changes on the interest swap agreement. Other income (expense) is comprised of interest income minus interest expense (net of capitalized interest) and other expense. Interest capitalized during the year ended September 30, 2002 was $10.0 million compared to $1.2 million for the year ended September 30, 2001. The decrease in interest income is due to decreased cash and investment balances that were used to fund Golden Moon construction. On January 10, 2002 a $3.0 million settlement agreement for the insurance claim related to the April 2001 flood was entered into between the Enterprise and the insurance carriers. The Enterprise received the entire amount of the settlement during the quarter ended March 31, 2002 and recognized $2.5 million of other income and $0.5 million as a gain on disposal of assets.

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

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Enterprise, including the use of estimates and assumptions are presented in the Notes to the Consolidated Financial Statements. Management bases its estimates on it historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Enterprise believes that estimates related to the following areas involve a high degree of judgment and/or complexity: the allowance for doubtful accounts receivable, estimated accruals for jackpots and slot club bonus points, self insurance related to employee health plans and contingencies related to customer claims in the ordinary course of business.

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

Liquidity and Capital Resources

     As of September 30, 2003, 2002, and 2001, the Enterprise held cash and cash equivalents of $49.7 million, $72.8 million, and $81.8 million, respectively. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $77.8 million in fiscal 2003 compared to $111.5 million in fiscal 2002. The decrease of $33.7 million was due primarily to the decrease in net income to $53.8 million in fiscal 2003 from $90.3 million in fiscal 2002. Cash provided by operating activities was $117.2 million in fiscal 2001. The $5.7 million decrease in cash provided by operating activities in 2002 over 2001 was due primarily to the decrease in net income to $90.3 million in fiscal 2002 from net income of $98.0 million in fiscal 2001.

     Cash used in investing activities in the fiscal year ended September 30, 2003 totaled $39.6 million of which $42.2 million was used for capital expenditures. During fiscal 2003, cash provided by investing activities totaled $2.6 million and was the result of changes in restricted cash. Cash used in investing activities in the fiscal year ended September 30, 2002 totaled $118.6 million of which $201.8 million was used for capital expenditures. The Enterprise also received $82.5 million from the sale of short-term investments in the fiscal year ended September 30, 2002. Cash used in investing activities in the fiscal year ended September 30, 2001 for capital expenditures totaled $47.6 million. The Enterprise also purchased $103.3 million in short term investments and received $21.4 million from the sale of short term investments in the fiscal year ended September 30, 2001. The source of cash for the majority of investing activities noted above was from the proceeds of debt financing activities related to construction of Golden Moon.

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

     During the years ended September 30, 2003, 2002, and 2001, the Tribe made contributions of property and equipment to the Enterprise of $11.1 million, $11.4 million, and $3.2 million, respectively. Contributions of property and equipment to the Enterprise are made at the Tribe's discretion and the Tribe is not legally obligated to continue making any such contributions in the future. The revolving credit facility does not limit the Tribe's ability to make contributions of property and equipment to the Enterprise, and any such contribution would not impact the Enterprise's $10 million capital expenditure limitation described above.

     The Enterprise had $-0- and $2.6 million of restricted cash at September 30, 2003 and 2002 respectively. The balances were required by the Boyd management agreement for employment, workers compensation and other third party claims not otherwise covered by insurance proceeds that may be filed or become due after the date the management agreement was terminated. The claims reserve survived until January 31, 2003, and the unused portion of the claims reserve became unrestricted at that time.

     Cash used in financing activities was $61.3 million in the fiscal year ended September 30, 2003 compared to cash used in financing activities of $1.9 million in the fiscal year ended September 30, 2002. The primary use of cash in each period was distributions to the Tribe of $83.5 million and $83.8 million in the fiscal years ended September 30, 2003 and 2002, respectively. Additionally during fiscal 2003, the Enterprise made repayments of long term debt totaling $5.3 million, which included $5.0 million on the revolving credit facility and $0.3 million to the Tribe. The primary source of funds provided by financing activities was $25.0 million and $75.0 million drawn on the revolving credit facility in 2003 and 2002, respectively, and cash contributions of $2.7 million and $6.9 million from the Tribe in 2003 and 2002, respectively. Cash provided by financing activities was $59.5 million in fiscal 2001. The primary use of cash for fiscal 2001 was distributions to the Tribe of $96.9 million and payments of $62.5 million on the term loan. The primary sources of cash during fiscal 2001 was the issuance of $200.0 million in notes and cash contributions from the Tribe totaling $24.7 million.

     Pursuant to the indenture dated March 30, 2001, the Enterprise used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the term loan and has used the remaining proceeds to finance the construction of the Golden Moon.

     On December 19, 2000, the Enterprise entered into a $125.0 million reducing senior secured revolving credit facility. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility reduce quarterly beginning on December 31, 2002 in the amount of $6.25 million per quarter, until the amount of the facility has been reduced to $40 million. Accordingly, borrowing capacity under the Facility has been reduced to $100.0 million of which $95.0 million was outstanding at September 30, 2003. The interest rate on the Facility varies based on the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

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

     During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of these covenants with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at September 30, 2003 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of September 30, 2003, the Enterprise was in compliance with all other debt covenants under the Notes and the Facility.

     As of September 30, 2003 the Tribe had outstanding liabilities of $1.9 million under credit facilities with $2.4 million available in borrowings, which did not preclude recourse to assets held by the Enterprise.

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

The following table presents the long-term debt maturities, future minimum lease payments under non-cancellable leases, and the Annual Service Payment to the Tribe under the indenture governing the Notes as of September 30, 2003:


                                                  Fiscal Year Ending September 30,
                  ---------------------------------------------------------------------------------------------------------------
                      2004            2005           2006             2007            2008         Thereafter         Total
                  --------------  -------------- --------------  ---------------  -------------- ---------------- ---------------
Long-term debt     $ 20,000,000    $ 25,000,000   $ 50,000,000              $ -             $ -    $ 200,000,000   $ 295,000,000
Operating leases        528,113         141,590              -                -               -                -         669,703
Annual
 Service Payment     63,669,375      66,852,844     70,195,486       73,705,260      77,390,523                -     351,813,488
                  --------------  -------------- --------------  ---------------  -------------- ---------------- ---------------

                    $84,197,488     $91,994,434  $ 120,195,486     $ 73,705,260    $ 77,390,523    $ 200,000,000   $ 647,483,191
                  ==============  ============== ==============  ===============  ============== ================ ===============


Additionally and in accordance with Tribal law, the Enterprise is required to remit to the Choctaw Gaming Commission a monthly fee equal to 1% of gaming revenues. Also, and in accordance with the Compact the Enterprise is required to provide $250,000 annually to the Tribal/State Tourism fund to be used for advertising and tourism promotional activities.

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

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At September 30, 2003, we do not have any outstanding guarantees and accordingly the adoption of FIN 45 did not have a material impact on our financial statements.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Enterprise has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. The Enterprise will adopt FIN 46 effective December 31, 2003. Adoption of FIN 46 will not have any impact on the financial statements of the Enterprise.

     On April 30, 2003, the FASB issued FASB Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 Amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FASB Statement No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 Is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Enterprise has adopted the provisions of SFAS 149 which have had no effect on the financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As the Enterprise's equity securities are not publicly traded, the Enterprise is a nonpublic entity as defined by SFAS 150, this pronouncement will be effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS 150 will not have a material impact on our financial position, results of operations or cash flows as the Enterprise does not have any such financial instruments.

Regulation and Taxes

     The Silver Star and Golden Moon are subject to extensive regulation by the Choctaw Gaming Commission. Changes in applicable laws or regulations could have a significant impact on our operations.

     The Enterprise is owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the years ended September 30, 2003, 2002, or 2001. Various efforts have been made in Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our business, cash flows from operations and financial condition.

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

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Enterprise's primary exposure to market risk is interest rate risk, which was initially associated with our long-term debt. The Enterprise had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the indenture, the Enterprise used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under our term loan. Upon the prepayment of the term loan, the Enterprise did not settle the existing interest rate swap agreement, which will terminate on January 31, 2004. At September 30, 2003, the interest rate swap agreement had a notional amount of $7.8 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $0.1 million at September 30, 2003. If the floating rate increased 25 basis points, interest expense under the swap agreement for the year ended September 30, 2003 would have been lower by $41,667. Additionally, current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 2.5%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $246,631 during the year ended September 30, 2003.

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


                         Report of Independent Auditors




Mr. Phillip Martin, Chief
Mississippi Band of Choctaw Indians

Board of Directors
Choctaw Resort Development Enterprise

In our opinion, the accompanying balance sheets and the related statements of operations, owner's equity, and cash flows present fairly, in all material respects, the financial position of the Choctaw Resort Development Enterprise (the "Enterprise"), an unincorporated business enterprise of the Mississippi Band of Choctaw Indians, at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Enterprise's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP




Las Vegas, Nevada
November 14, 2003, except for Note 11, as to which the date is December 4, 2003


Choctaw Resort Development Enterprise
Balance Sheets
September 30, 2003 and 2002


                                                                             September 30,        September 30,
  Assets                                                                          2003                 2002
                                                                           -------------------  -------------------
Current assets:
    Cash and cash equivalents                                                    $ 49,712,096         $ 72,783,499
    Accounts receivable (net of allowance of $3,092,390
      and $2,411,237)                                                               4,811,952            3,961,599
    Inventories                                                                     2,251,395            2,120,422
    Prepaid expenses and other                                                      1,804,452            1,403,550
                                                                           -------------------  -------------------
        Total current assets                                                       58,579,895           80,269,070

    Property and equipment, net                                                   423,192,331          410,892,145
    Restricted cash                                                                         -            2,617,915
    Deferred loan costs, net                                                        4,782,154            5,617,005
    Other assets                                                                    3,414,389            2,631,964
                                                                           -------------------  -------------------

        Total assets                                                            $ 489,968,769        $ 502,028,099
                                                                           -------------------  -------------------

                      Liabilities and Owner's Equity

Current liabilities:
    Current maturities of long-term debt                                         $ 20,000,000            $ 300,000
    Accounts payable                                                                6,094,984            8,209,279
    Construction accounts payable                                                   7,167,306           17,375,937
    Due to Tribe                                                                           86            3,875,465
Accrued liabilities:
    Accrued payroll and related                                                     8,866,960            8,195,759
    Accrued expenses and other liabilities                                          8,647,980            9,047,224
    Accrued interest expense                                                        9,723,473            9,808,719
                                                                           -------------------  -------------------
        Total current liabilities                                                  60,500,789           56,812,383

Long-term debt, less current maturities                                           275,000,000          275,000,000

Commitments and contingencies                                                               -                    -

Owner's equity:
    Contributed capital                                                           154,528,735          162,820,084
    Retained earnings                                                                       -            7,629,693
    Accumulated other comprehensive loss                                              (60,755)            (234,061)
                                                                           -------------------  -------------------
        Total owner's equity                                                      154,467,980          170,215,716
                                                                           -------------------  -------------------

        Total liabilities and owner's equity                                    $ 489,968,769        $ 502,028,099
                                                                           -------------------  -------------------

                     The accompanying notes are an integral part of these financial statements




Choctaw Resort Development Enterprise
Statements of Operations
For the years ended September 30, 2003, 2002 and 2001


                                                       Year Ended            Year Ended          Year Ended
                                                      September 30,         September 30,       September 30,
                                                          2003                  2002                2001
                                                   --------------------  --------------------  ----------------
Revenue:
    Casino                                             $   265,518,213       $   227,725,191     $ 221,262,983
    Food and beverage                                       32,233,997            22,622,518        20,983,807
    Rooms                                                   16,895,108             9,435,982         8,463,478
    Other                                                   19,221,168            11,253,652         9,521,734
                                                   --------------------  --------------------  ----------------
Gross revenue                                              333,868,486           271,037,343       260,232,002
Less promotional allowances                                (35,591,389)          (22,789,333)      (22,612,559)
                                                   --------------------  --------------------  ----------------
        Net revenue                                        298,277,097           248,248,010       237,619,443
                                                   --------------------  --------------------  ----------------

Costs and expenses:
    Casino                                                  83,068,413            61,000,541        60,086,718
    Food and beverage                                       13,734,323             8,289,854         7,680,105
    Rooms                                                    4,548,335             1,769,729         1,500,193
    Other                                                   12,500,568             9,156,762         7,363,497
    Selling, general and administrative                     66,444,788            40,192,773        33,559,800
    Maintenance and utilities                                9,302,365             6,089,228         5,370,512
    Preopening expense                                               -            10,498,580           375,206
    Depreciation                                            30,770,617            14,236,527        12,368,395
                                                   --------------------  --------------------  ----------------
        Total                                              220,369,409           151,233,994       128,304,426
                                                   --------------------  --------------------  ----------------

Operating income                                            77,907,688            97,014,016       109,315,017
                                                   --------------------  --------------------  ----------------

Other income (expense):
    Interest income                                            156,296             1,718,595         3,682,974
    Interest expense                                       (25,040,291)          (12,387,369)      (13,117,655)
    Other income (expense)                                     786,871             3,916,425        (1,838,801)
                                                   --------------------  --------------------  ----------------
        Total                                              (24,097,124)           (6,752,349)      (11,273,482)
                                                   --------------------  --------------------  ----------------

Net income                                                  53,810,564            90,261,667        98,041,535
Other comprehensive income (loss)                              173,306               159,984          (394,045)
                                                   --------------------  --------------------  ----------------

Comprehensive income                                    $   53,983,870        $   90,421,651      $ 97,647,490
                                                   --------------------  --------------------  ----------------

                     The accompanying notes are an integral part of these financial statements



Choctaw Resort Development Enterprise
Statements of Owner's Equity
For the years ended September 30, 2003, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------

                                                                                    Accumulated
                                    Contributed            Retained                    Other                      Total
                                      Capital              Earnings              Comprehensive Less           Owner's Equity
                                --------------------  --------------------   ---------------------------   ---------------------
                                      As Revised (2000, 2001 and 2002)
                                ------------------------------------------

Balances, September 30, 2000          $ 114,775,252                   $ -                           $ -           $ 114,775,252

    Net income                                    -            98,041,535                             -              98,041,535
    Contributed capital                  29,708,042                                                   -              29,708,042
    Distributions                                 -           (96,905,012)                            -             (96,905,012)
    Cumulative transition effect
      of adopting SFAS 133                                                                     (541,847)               (541,847)
    Reclassification adjustment
      under SFAS 133                                                                            147,802                 147,802
                                --------------------  --------------------   ---------------------------   ---------------------

Balances, September 30, 2001            144,483,294             1,136,523                      (394,045)            145,225,772

    Net income                                                 90,261,667                                            90,261,667
    Contributed capital                  18,336,790                                                                  18,336,790
    Distributions                                             (83,768,497)                                          (83,768,497)
    Reclassification adjustment
      under SFAS 133                                                                            159,984                 159,984
                                --------------------  --------------------   ---------------------------   ---------------------
                                                                                                           ---------------------

Balances, September 30, 2002            162,820,084             7,629,693                      (234,061)            170,215,716

    Net income                                                 53,810,564                                            53,810,564
    Contributed capital                  13,786,683                                                                  13,786,683
    Distributions                       (22,078,032)          (61,440,257)                                          (83,518,289)
    Reclassification adjustment
      under SFAS 133                                                                            173,306                 173,306
                                --------------------  --------------------   ---------------------------   ---------------------

Balances, September 30, 2003          $ 154,528,735                   $ -  #                  $ (60,755) #        $ 154,467,980
                                --------------------  --------------------   ---------------------------   ---------------------

                     The accompanying notes are an integral part of these financial statements



Choctaw Resort Development Enterprise
Statements of Cash Flows
For the years ended September 30, 2003, 2002 and 2001



                                                              Year Ended        Year Ended        Year Ended
                                                            September 30,     September 30,      September 30,
                                                                 2003              2002              2001
                                                           ----------------- -----------------  ----------------
Cash flows from operating activities:
    Net income                                                 $ 53,810,564      $ 90,261,667      $ 98,041,535
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Cumulative effect of accounting change                                -                 -          (541,847)
    Depreciation and amortization                                32,003,774        14,850,104        13,806,760
    (Gain) loss on disposal of property and equipment                15,942          (425,778)          102,454
    Change in operating assets and liabilities:
      Accounts receivable, net                                     (850,353)         (876,493)          177,415
      Inventories                                                  (130,973)         (603,370)          (99,731)
      Prepaid expenses and other                                   (400,902)          380,659          (869,535)
      Other assets                                                 (802,425)       (1,329,833)         (656,790)
      Accounts payable and due to Tribe                          (5,989,674)        4,982,361        (5,229,254)
      Accrued liabilities                                           186,711         4,215,259        12,462,857
                                                           ----------------- -----------------  ----------------
Net cash provided by operating activities                        77,842,664       111,454,576       117,193,864
                                                           ----------------- -----------------  ----------------

Cash flows from investing activities:
    Acquisitions of property and equipment, net of amounts in
      construction accounts payable                             (42,178,268)     (201,770,447)      (47,610,281)
    Proceeds from disposal of property and equipment                      -           689,915                 -
    Proceeds from sale of short term investments                          -        82,513,481        21,392,039
    Purchase of short term investments                                    -                 -      (103,391,616)
    Restricted cash                                               2,617,915           (49,659)         (124,912)
                                                           ----------------- -----------------  ----------------
Net cash used in investing activities                           (39,560,353)     (118,616,710)     (129,734,770)
                                                           ----------------- -----------------  ----------------

Cash flows from financing activities:
    Borrowings on credit facility                                25,000,000        75,000,000                 -
    Proceeds from issuance of long-term debt                              -                 -       200,000,000
    Repayment of long-term debt                                  (5,300,000)                -       (62,500,000)
    Contribution of cash from Tribe                               2,689,575         6,931,380        24,707,375
    Distributions to the Tribe                                  (83,518,289)      (83,768,497)      (96,905,012)
    Loan fees paid                                                 (225,000)          (39,793)       (5,718,834)
                                                           ----------------- -----------------  ----------------
Net cash provided by (used in) financing activities             (61,353,714)       (1,876,910)       59,583,529
                                                           ----------------- -----------------  ----------------

Net increase (decrease) in cash and cash equivalents            (23,071,403)       (9,039,044)       47,042,623

Cash and cash equivalents at beginning of period                 72,783,499        81,822,543        34,779,920
                                                           ----------------- -----------------  ----------------

Cash and cash equivalents at end of period                    $  49,712,096      $ 72,783,499      $ 81,822,543
                                                           ----------------- -----------------  ----------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $  24,065,197      $ 21,176,781      $  3,596,449
                                                           ----------------- -----------------  ----------------

    Cash received for interest                                  $   156,296      $  2,414,678      $  2,986,891
                                                           ----------------- -----------------  ----------------

Supplemental disclosure of non-cash investing and
    financing activities:
      Contributions of property and equipment from
        the Tribe                                              $ 11,097,108      $ 11,405,410      $  3,156,740
                                                           ----------------- -----------------  ----------------
      Write-off of fully depreciated property and equipment             $ -               $ -       $    78,983
                                                           ----------------- -----------------  ----------------
      Disposals of equipment                                            $ -               $ -       $   312,553
                                                           ----------------- -----------------  ----------------
      Due to Tribe for property and equipment                           $ -               $ -       $    81,401
                                                           ----------------- -----------------  ----------------
      Contributions of other assets from the Tribe                      $ -               $ -      $  1,843,927
                                                           ----------------- -----------------  ----------------
      Accounts payable for construction                         $ 7,167,306      $ 17,375,937      $ 15,883,132
                                                           ----------------- -----------------  ----------------
      Exchange of property and equipment for a
        a note due to the tribe                                         $ -       $ 4,501,215               $ -
                                                           ----------------- -----------------  ----------------

                     The accompanying notes are an integral part of these financial statements



Note 1 - Summary of Significant Accounting Policies

Description of Operations

The Choctaw Resort Development Enterprise (the "Enterprise") is an enterprise of the Mississippi Band of Choctaw Indians (the "Tribe"). The Enterprise was established on October 12, 1999 by the Tribe for the purpose of managing the existing and future Tribal gaming and other resort operations at the Tribe's Pearl River Community. The operations of the Enterprise are collectively referred to as the Pearl River Resort. Prior to July 1, 2001, the Silver Star Hotel and Casino (the "Silver Star") was the sole operating entity of the Enterprise. The Silver Star commenced operations of a gaming, hotel, conference center and restaurant complex near Philadelphia, Mississippi on trust lands of the Tribe on July 1, 1994. In addition, the Enterprise has opened the Golden Moon Hotel and Casino (the "Golden Moon") which commenced operations on August 26, 2002. The Golden Moon operates a gaming, hotel and restaurant complex directly across the highway from Silver Star. The Enterprise also operates Dancing Rabbit Golf Club ("Dancing Rabbit"), which opened April 1, 1997, Geyser Falls Water Theme Park ("Geyser Falls"), which opened July 8, 2002, and the Choctaw Hospitality Institute, which opened November 9, 2001, for the training of Pearl River Resort employees. The Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute were contributed to the Enterprise at the Tribe's historical cost.

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

The allowance for doubtful accounts and bad debt expense is as follows:



                                                      September 30,         September 30,         September 30,
                                                          2003                  2002                  2001
                                                   --------------------  --------------------  --------------------
Allowance, beginning of year                            $    2,411,237        $    1,685,009         $     845,259

Bad debt expense                                               803,318               889,025             1,266,516

Write-offs                                                    (122,165)             (162,797)             (426,766)
                                                   --------------------  --------------------  --------------------

Allowance, end of year                                  $    3,092,390        $    2,411,237        $    1,685,009
                                                   --------------------  --------------------  --------------------



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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $2,643,829 and $1,583,978 at September 30, 2003 and 2002,
respectively.

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


                                                       Year Ended            Year Ended            Year Ended
                                                      September 30,         September 30,         September 30,
                                                          2003                  2002                  2001
                                                   --------------------  --------------------  --------------------
Food and beverage                                         $ 20,897,212          $ 16,116,466         $  15,329,781
Rooms                                                        3,315,369             3,284,313             3,465,643
Other                                                        2,626,749             2,254,116             2,815,409
                                                   --------------------  --------------------  --------------------

Total                                                    $  26,839,330         $  21,654,895         $  21,610,833
                                                   --------------------  --------------------  --------------------



Complimentary revenues have been earned in the following casino departments as follows:



                                                       Year Ended            Year Ended            Year Ended
                                                      September 30,         September 30,         September 30,
                                                          2003                  2002                  2001
                                                   --------------------  --------------------  --------------------

Food and beverage                                        $  22,369,937         $  15,441,434         $  14,930,850
Rooms                                                        9,985,194             5,234,296             5,078,394
Other                                                        3,236,258             2,113,603             2,603,315
                                                   --------------------  --------------------  --------------------

Total                                                    $  35,591,389         $  22,789,333         $  22,612,559
                                                   --------------------  --------------------  --------------------



Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to Federal or state income taxes for the years ended September 30, 2003, 2002 and 2001.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $9,116,713, $4,812,520, and $5,285,965 for the years ended September 30, 2003,
2002 and 2001, respectively.

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

Preopening Expenses

Preopening costs are expensed as incurred. Preopening costs incurred during the years ended September 30, 2003, 2002 and 2001, were $-0-, $10,498,580 and
$375,206, respectively. Preopening expense is comprised primarily of salaries and wages, materials and supplies and other costs incurred in connection with the opening of the Golden Moon and Geyser Falls. During Fiscal 2002, the Enterprise incurred preopening expense of $9,664,211and $834,369 related to Golden Moon and Geyser Falls respectively. During fiscal 2001, all preopening expense incurred was related to the Golden Moon.

Change in Classification of Amounts Previously Reported

Distributions to the Tribe had previously been reported as reductions to retained earnings (or increases to accumulated deficit) regardless of whether CRDE was in a retained earnings or accumulated deficit position. CRDE has revised the previously reported amounts of contributed capital and accumulated deficit to present distributions in excess of retained earnings as reductions of contributed capital. The impact of this revision was to reduce the accumulated deficit and contributed capital as of September 30, 2002, 2001 and 2000 by $37,068,832. Such revision had no impact on total owner's equity, results of operations or cash flows.

Note 2 - Property and Equipment

Property and equipment consists of the following:

                                                         Useful Lives         September 30,         September 30,
                                                            (Years)                2003                 2002
                                                       ------------------   -------------------  --------------------
Land improvements                                                                $  16,819,796         $  16,799,809
Buildings and improvements                                   20-40                 381,317,031           346,831,079
Golf course improvements                                     5-15                    2,733,973             2,740,271
Furniture and equipment                                      5-10                  123,720,006           115,798,611
Aircraft                                                      10                     4,551,215             4,551,215
Vehicles                                                       3                     1,139,677             1,293,396
                                                                            -------------------  --------------------
                                                                                   530,281,698           488,014,381
Less accumulated depreciation                                                      107,089,367            77,122,236
                                                                            -------------------  --------------------

                                                                                 $ 423,192,331         $ 410,892,145
                                                                            -------------------  --------------------


During the years ended September 30, 2002 and 2001 and in connection with development of the Golden Moon, the Enterprise capitalized interest totaling $10,018,536 and $1,225,772, respectively. No amounts of interest were capitalized during fiscal 2003.

Note 3 - Restricted Cash

The Enterprise had $ -0- and $2,617,915 of restricted cash classified as a non-current asset as of September 30, 2003 and 2002, respectively. The balances were required by the Management Agreement for employment, workers compensation, and other third party claims not otherwise covered by insurance proceeds (the "Claims Reserve") that may be filed or become due after the Management Agreement termination date. The claims reserve survived until January 31, 2003, and the unused portion of the claims reserve became unrestricted at that time.


Note 4 - Long-Term Debt

In March 2001, the Enterprise issued unsecured senior notes (the "Notes") in the amount of $200,000,000. The proceeds of the offering were used to retire a $75 million term loan (the "Loan") and to finance the construction of the Golden Moon. The Notes bear interest at 9.25% and require semiannual payments of interest beginning with the first payment on October 1, 2001 with the Notes maturing on April 1, 2009. The indenture governing the Notes (the "Indenture") contains certain financial covenants which restrict the Enterprise's ability to borrow money, pay dividends or make distributions, make investments, create liens, enter into certain transactions with affiliates and sell specific assets or merge with or into another entity. Under specific circumstances, the covenant limiting the Enterprise's ability to make certain payments, distributions and investments will be suspended.

After April 1, 2005, the Enterprise may redeem all or part of the Notes at specified redemption prices plus accrued and unpaid interest on the redemption date. The Notes are subject to redemption requirements imposed by certain gaming laws and regulations.

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. As of September 30, 2003, a total of $95,000,000 is drawn and outstanding on the Facility. The Enterprise pays commitment fees based on 0.5% of the available balance of the Facility. For the years ended September 30, 2003 and 2002, the Enterprise paid commitment fees totaling$$271,208 and $559,124 respectively, on the Facility. Outstanding advances on the Facility at September 30, 2003 bear interest at LIBOR plus a margin rate of 3.125%. At September 30, 2003, outstanding advances on the Facility bore LIBOR interest at rates ranging from 1.17% to 1.31%. During the years ended September 30, 2003 and 2002 the Enterprise recorded interest expense totaling $4,528,398 and $509,358 respectively, on the outstanding balance of the Facility. On September 8, 2003, the Enterprise made a voluntary principal reduction in the amount of $5,000,000 on the Facility.

The Facility is collateralized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility began reducing quarterly effective December 31, 2002 in the amount of $6.25 million per quarter, until the amount of the facility is reduced to $40 million. Accordingly, borrowing capacity available under the Facility has been reduced to $100,000,000, of which $95,000,000 was outstanding at September 30, 2003. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of these covenants with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at September 30, 2003 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of September 30, 2003, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

On October 26, 1999, the Enterprise entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly. On August 6, 2003, the Enterprise paid off in its entirety the balance of the note payable to MBCI Resort and Capital Fund plus accrued interest of $85,500.

Maturities of long-term debt at September 30, 2003 are as follows:



             2004                                    $  20,000,000
             2005                                       25,000,000
             2006                                       50,000,000
             2007                                                -
             2008                                                -
          Thereafter                                   200,000,000
                                                  -----------------

            Total                                    $ 295,000,000
                                                  -----------------

The Enterprise entered into an interest rate swap agreement with a major financial institution for the purpose of fixing interest rates on a term loan, thus reducing exposures to interest rate fluctuations. At September 30, 2003, the Enterprise's interest rate swap had a notional amount of $7,812,500. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the interest swap agreement are recognized as an adjustment to interest expense.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2002 through September 30, 2003, the Enterprise recognized other income of $786,871 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2002 through September 30, 2003 are $173,306. During the period from October 1, 2001 through September 30, 2002, the Enterprise recognized other income of $995,515 and a related decrease in accrued expenses and other liabilities. Reclassifications from other comprehensive income during the period October 1, 2001 through September 30, 2002 were $159,984. During the period from October 1, 2000 through September 30, 2001, the Enterprise recognized other expense of $1,838,801 and a related increase in accrued expenses and other liabilities. Reclassifications from other comprehensive income during the period October 1, 2000 through September 30, 2001 are $147,802.


Note 5 - Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, short-term investments, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $215,500,000 and $209,000,000 at September 30, 2003 and 2002, respectively, based on quoted market prices on or about September 30, 2003 and 2002, respectively.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counter party. The fair value liability of the Enterprise's interest rate swap at September 30, 2003 and 2002 was $117,170 and $1,077,347, respectively, and is included in accrued expenses and other liabilities.

The carrying value of the Facility approximates fair value because of its variable interest rate.


Note 6 - Leases

The Enterprise leases various equipment and advertising billboards under operating leases. The initial terms of these leases range from one to five years. Future minimum lease payments required under the operating leases as of September 30, 2003 are as follows:

             2004                                        $  528,113
             2005                                           141,590
          Thereafter                                              -
                                                    ---------------

            Total                                        $  669,703
                                                    ---------------

Rent expense incurred under operating leases was $542,063, $599,088 and $652,006 for the years ended September 30, 2003, 2002 and 2001, respectively.

Note 7 - Enterprise Licensing and Regulation

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

Note 8 - Related Party Transactions

Distributions to the Tribe were $83,518,289, $83,768,497 and $96,905,012 for the years ended September 30, 2003, 2002 and 2001, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion, subject to certain distribution restrictions.

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

Future Annual Service Payments under the Indenture are as follows:




             2004                                    $  63,669,375
             2005                                       66,852,844
             2006                                       70,195,486
             2007                                       73,705,260
             2008                                       77,390,523
          Thereafter                                             -
                                                  -----------------

            Total                                    $ 351,813,488
                                                  -----------------

Employees of the Enterprise are provided health coverage through the Tribe's health plan. The Enterprise paid $9,912,046, $8,589,282 and $7,856,211 to the Tribe under this arrangement for the years ended September 30, 2003, 2002 and 2001, respectively.

The Enterprise collects and remits to the Tribe a 7% sales tax on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $1,806,833, $1,004,041 and $778,561 for the years ended September 30, 2003, 2002 and 2001, respectively. For the years ended September 30, 2003, 2002 and 2001, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $5,778,015, $4,360,359 and $3,276,271, respectively.

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprise's board of directors. For the years ended September 30, 2003, 2002 and 2001, the Enterprise made purchases of $1,543,631, $923,553 and $465,000 respectively, from Choctaw Paper Company, Inc.

The Enterprise paid $250,000 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the years ended September 30, 2003, 2002, and 2001, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $2,687,372, $2,245,995 and $2,281,082 for the years ended September 30, 2003, 2002, and 2001, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the years ended September 30, 2003, 2002 and 2001.

The Enterprise paid $1,688,016 to the Choctaw Development Enterprise, a wholly owned enterprise of the Tribe, for construction services related to development of the beach club and sand beach adjacent to Geyser Falls during the year ended September 30, 2003. The Enterprise paid $1,021,202 to the Choctaw Development Enterprise for the construction of administrative offices and a hospitality institute and $57,000 for construction related to the Golden Moon project during the year ended September 30, 2002.

During the years ended September 30, 2003, 2002 and 2001, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $11,097,108, $11,405,410 and $3,156,740, respectively. During the year ended September 30, 2001, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $1,843,927. During the years ended September 30, 2003 and 2002, the Tribe contributed $2,689,575 and $6,931,380, respectively in cash to the Enterprise to fund construction and development of Geyser Falls. During the year ended September 30, 2001 the Tribe contributed $24,707,375 in cash to the Enterprise.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was contributed to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. For the years ended September 30, 2003 and 2002 the Enterprise made payments to the Tribe totaling $1,875,465 and $2,625,750, respectively in connection with this purchase. At September 30, 2003, no amount is payable in connection with this purchase.

On October 26, 1999, the Enterprise, entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly. On August 6, 2003, the Enterprise paid off in its entirety the balance of the note payable to MBCI Resort and Capital Fund plus accrued interest of $85,500.

As of September 30, 2003 the Tribe had outstanding liabilities of $1.9 million under credit facilities with $2.4 million available in borrowings, which did not preclude recourse to assets held by the Enterprise.

Note 9 - Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions to this plan of $2,121,117, $2,017,725 and $1,780,837 for the years ended September 30, 2003, 2002 and 2001, respectively.

The Enterprise has no formal commitments to provide post-retirement health care benefits to retirees.

Note 10 - Contingencies

The Enterprise is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Enterprise's financial position, results of operation or cash flows.

Note 11 - Subsequent Events

On October 28, 2003, November 14, 2003 and December 4, 2003 the Enterprise distributed $3,000,000, $3,548,000 and $2,816,000 to the Tribe, respectively.

Note 12 - Insurance Proceeds

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

Note 13 - Recently Issued Accounting Pronouncements

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

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At September 30, 2003, we do not have any outstanding guarantees and accordingly the adoption of FIN 45 did not have a material impact on our financial statements.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Enterprise has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. The Enterprise will adopt FIN 46 effective December 31, 2003. Adoption of FIN 46 will not have any impact on the financial statements of the Enterprise.

     On April 30, 2003, the FASB issued FASB Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 Amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FASB Statement No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 Is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Enterprise has adopted the provisions of SFAS 149 which have had no effect on the financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As the Enterprise's equity securities are not publicly traded, the Enterprise is a nonpublic entity as defined by SFAS 150, this pronouncement will be effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS 150 will not have a material impact on our financial position, results of operations or cash flows as the Enterprise does not have any such financial instruments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

     As of the end of the period covered by this report, the Enterprise carried out an evaluation, under the supervision and with the participation of the Enterprise management, including the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer, of the effectiveness of the design and operation of the Enterprise's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d - 15(e). Based upon the foregoing, the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer concluded that the Enterprise's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Enterprise in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in the Enterprise's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Enterprise carried out its evaluation.

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


Enterprise Management

The table below sets forth the names, ages and positions of the executive officers of the Enterprise.

Name                                                               Age                  Position
----                                                              -----                ----------
Jay Dorris....................................................        39  President
Michael Donald................................................        39  Vice President of Resort Finance
James R. Angus................................................        59  Vice President of Construction
                                                                           Operations
Donna L.  Brolick.............................................        40  Vice President of Human Relations

Anthony Taeubel...............................................        40    VP/ COO Gaming Operations
Martin Moore..................................................        48  Executive Director of Hospitality
                                                                          Operations
Richard F. Stewart............................................        52  Vice President of Resort Operations
Kim Beranek...................................................        36  VP/COO Water Park Operations
John Enriquez.................................................        40  VP Information Technology
Ruth Allison Dover............................................        32  General Counsel


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

     Michael Donald assumed the position of Vice President of Resort Finance for the Enterprise in August 2001. Mr. Donald is a Certified Public Accountant with over 14 years experience in accounting and financial management. For the past three years, Mr. Donald has served as Director of Tribal Gaming Audit and Financial Compliance for the Tribe. Mr. Donald began his career with KPMG Peat Marwick and spent eight years in public accounting before joining the Tribe as Senior Internal Auditor in May 1996.

     James R. Angus assumed the position of Vice President of Construction Operations for the Enterprise in August 2001. Mr. Angus has over 33 years experience in the construction industry. For the previous four years, Mr. Angus worked as a Vice President of Operations and Construction for Boyken International, Inc. From the end of 1994 until mid-1997, he worked as a general contractor for Precept Builders.

     Donna L. Brolick assumed the position of Vice President of Human Relations for the Enterprise on October 1, 2001. Prior to joining the Enterprise, Ms. Brolick served as Human Resources Director with the Mississippi Department of Education for over 8 years. Ms. Brolick has approximately 15 years experience in the field of Human Resources.

     Anthony Taeubel assumed the position of Vice President/ Chief Operating Officer of Gaming for the Enterprise in March 2002. Mr. Taeubel has over 18 years of experience in the gaming industry. Prior to joining the Enterprise, Mr. Tauebel was employed by Ameristar Casino Council Bluffs where he worked for nearly seven years and was Senior VP and General Manager. Prior to Ameristar, Mr. Taeubel spent six years as an agent with the Nevada Gaming Control Board and five years in operations at Reno, NV casinos.

     Martin Moore assumed the position of Executive Director of Hospitality Operations for the Enterprise in June 2003. Mr. Moore has over 21 years experience in the hospitality and gaming industry. Mr. Moore was hired at the Silver Star in November 2001 as Director of Advertising and Promotions and was later promoted to Executive Director of Casino Marketing. Prior to joining the Silver Star, Mr. Moore was employed as Vice President of Marketing, Sales and Entertainment for New York, New York Casino in Las Vegas, Nevada. Mr. Moore also held various executive positions from 1984 to 1995 with Hilton Gaming, a division of Hilton Hotels.


     Richard F. Stewart assumed the position as Vice President of Resort Operations in December 2001. Mr. Stewart has over 26 years experience in the gaming industry. He was hired at the Silver Star in 1996 as marketing director and remained in that position following the management transition from Boyd Gaming. Prior to joining the Silver Star, Mr. Stewart was the marketing director for Boomtown Casino based in Reno, Nevada from 1993 to 1996.

     Kim Beranek assumed the position of Vice President/ Chief Operating Officer of the Water Park for the Enterprise in January 2002. Ms. Beranek has over 16 years of experience in the amusement and recreation industry. She was most recently employed as Park Director for a Six Flags water park in California.

     John Enriquez assumed the position of Vice President of Information Technology for the Enterprise in March 2003. Mr. Enriquez has over 15 years of experience in the information technology and gaming fields and possesses a bachelor's degree in computer science from Iowa State University. He was most recently employed as regional director for information systems for Isle of Capri Casinos Inc. based in Biloxi, Mississippi. Prior to Isle of Capri, Mr. Enriquez served in a number of information technology roles for casinos located in Missouri and Puerto Rico.

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

         Board of Directors

     The table below sets forth the names, ages and positions of our directors and the year in which their current term expires.

Name                                         Age             Position               Current Term Expires
----                                        ----             --------               --------------------
Phillip Martin............................      77      Chairman                            2007
Billy Chickaway...........................      53      Secretary-Treasurer                 2005
Rufus Tubby...............................      50      Vice-Chairman                       2003
Gerald Stoliby............................      35      Director                            2005
Harrison Ben..............................      68      Director                            2007

     Set forth below is a description of the current business experience during the past five years of each of the directors listed above.

     Chief Phillip Martin has been elected to six four-year terms as Tribal Chief, served as a leader of the Tribe for over 40 years and has served as Chairman of the Enterprise's Board of Directors for 4 years. After returning from a ten-year tour in the Air Force, Chief Martin is credited with introducing the Tribe into various industries including the production of wire harnesses for automobiles, greeting cards, electronic components, plastics, printing and publishing and casino gaming. As a result, unemployment on the Tribe's reservation has dropped from 75% in the 1970s to approximately 2.6% today.

     Harrison Ben has been a member of the Tribal Council for seven years and a Board member for 4 years.

     Rufus Tubby has been a member of the Tribal Council for approximately twelve years and a Board member for 4 years.

     Gerald Stoliby has been a member of the Tribal Council for six years and a Board member for 4 years. Mr. Stoliby is the President, Chief Executive Officer and majority owner of Choctaw Paper Company, Inc., a private coarse paper and janitorial supply company which does business with the Enterprise.

     Billy Chickaway has been a member of the Tribal Council for six years and a Board member for 2 years.

Compensation of Directors

     Members of our Board of Directors do not receive any compensation from the Enterprise or the Tribe for their services as members of our board or any committee thereof.

Audit Committee of the Board and Audit Committee Financial Expert

     On October 1, 2002, the first day of our fiscal year, the Enterprise had fewer than 300 security holders of record, and we are not required to file reports under Section 15(d) of the Securities Exchange Act of 1934. The Enterprise's securities are not registered under Section 12 of that Act. Therefore, we are not an issuer under the Sarbanes-Oxley Act of 2002.

     Although the Enterprise is not an issuer under the Sarbanes-Oxley Act of 2002 and our securities are not listed, our Board of Directors has established an Audit Committee. The Board of Directors has determined that the Audit Committee does not have an Audit Committee Financial Expert as that term is defined under the Sarbanes-Oxley Act of 2002. The Board is currently comprised entirely of elected members of the Tribal Council. As a committee of the Board, the Audit Committee is comprised exclusively of members of the Board. The Audit Committee is authorized to contract with financial experts as needed.

Code of Ethics

     The Enterprise has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Enterprise officers are held to high ethical standards under Tribal law, by contract and by Enterprise policy.

The Tribe

     The Tribe is a federally recognized, self governing Indian tribe with approximately 9,100 enrolled members, most of whom live on or near the Tribe's 31,000-acre reservation in east-central Mississippi. Pursuant to the Tribe's Constitution, an elected Tribal Chief and a 16-member Tribal Council govern the Tribe and oversee all Tribal government operations and services. The Tribe's Constitution vests all executive powers of the Tribe in the Tribal Chief and all legislative powers in the Tribal Council, including the power to establish unincorporated business enterprises of the Tribe. The Tribal Chief is the principal executive officer of the Tribe. The Tribal government has functions similar to local, state and federal governments and is responsible for providing Tribal members with education, healthcare, job training, housing, police and fire protection, Tribal courts, utilities and other community infrastructure. The Tribe operates one of the largest unified reservation school systems in the United States, with more than 1,700 students enrolled in kindergarten through grade twelve.

     The Tribe is one of the ten largest employers in Mississippi with more than 6,000 permanent, full-time employees and an annual payroll of approximately $170 million. The Tribe has nine manufacturing plants on its reservation, which provide supplies to the automotive industry and other companies, including Caterpillar. In addition, the Tribe operates the Silver Star, Golden Moon, Geyser Falls and the Dancing Rabbit through the Enterprise.

Tribal Council

     The Tribe is governed by the Tribal Chief and a 16-member Tribal Council that is responsible for passing all tribal laws and regulations on the reservation. Tribal Council members are elected for staggered four-year terms from the seven communities comprising the Tribe's reservation.

         The table below sets forth information about the Tribal Council.


Name                                                       Position                 Age       Experience
----                                                       ---------                ----      ----------
Phillip Martin............................  Tribal Chief                              77 Over 40 years
Billy Chickaway...........................  Tribal Secretary/Treasurer                53 6 years
Gerald Stoliby............................  Tribal Councilman                         35 6 years
Hayward Bell..............................  Tribal Councilman                         55 19 years
Harrison Ben..............................  Tribal Councilman                         68 7 years
Richard Isaac.............................  Tribal Councilman                         37 3 years
Brenda Stephens...........................  Tribal Councilman                         42 6 years
Dorothy Wilson............................  Tribal Councilman                         49 4 years
Linda Farve...............................  Tribal Councilman                         53 4 years
Woodlin Lewis.............................  Tribal Councilman                         62 9 years
Edward Wesley.............................  Tribal Councilman                         45 7 years
Troy Chickaway............................  Tribal Councilman                         53 1 year
Birdie Steve..............................  Tribal Councilman                         52 4 years
Beasley Denson............................  Tribal Councilman                         53 6 years
Phyliss J.Anderson........................  Tribal Councilman                         42 1 year
Ronnie Henry, Sr..........................  Tribal Councilman                         44 2 years
Claude Johnson............................  Tribal Councilman                         46 2 years


Item 11.  Executive Compensation

 Summary Compensation Table

     This section provides certain summary information concerning compensation paid by the Enterprise to its senior executive officers.



                                                      Fiscal     Annual                                       Other Annual
            Name and Principal Position                Year     Salary         Salary         Bonus  (1)     Compensation

------------------------------------------------------------------------------------------------------------------------------------
 Jay Dorris, President and CEO                          2003       212,500        212,500             -                    -
                                                        2002       212,500        212,500       105,822                    -
                                                        2001       212,500         24,519 (5)         -                    -


 Anthony Taeubel, Vice President and                    2003       275,600        271,700             -                    -
      Chief Operating Officer of Gaming Operations      2002       260,000        143,000        71,655               26,765 (2)
                                                        2001             -              -             -                    -

 James R. Angus, Vice President of                      2003       222,600        219,450             -                    -
      Construction Operations                           2002       210,000        210,000        20,915                    -
                                                        2001       210,000         18,577 (5)         -               28,159 (3)

 Martin Moore, Executive Director                       2003       170,000        151,525             -                    -
      of Hospitality Operations                         2002       150,000         83,587        26,053               10,828 (9)
                                                        2001             -              -             -                    -

 Richard F. Stewart, Vice President of Resort Operation 2003       185,500        182,875             -                    -
                                                        2002       175,000        164,039        43,574                    -
                                                        2001       120,000        116,423 (4)    26,058                    -

 Andrew HeLal, Vice President and                       2003       208,000        208,816 (11)        -                    -
      Chief Operating Officer of Hospitality Operations 2002       200,000         84,615        23,972                4,895 (6)
                                                        2001             -              -             -                    -

 Doug Pattison, Chief Executive Officer                 2003             -              -             -              228,630 (10)
      Silver Star                                       2002             -        843,638 (8)    25,000                    -
                                                        2001       400,000        400,000       122,600 (7)                -





(1) Enterprise employees are eligible to receive a performance based bonus at the annual discretion of the Board of Directors. There were no bonuses authorized by the Enterprise's Board of Directors for fiscal 2003. Fiscal 2002 bonuses were paid during February 2003.

(2) Mr. Taeubel was provided with a relocation allowance of $26,765 that was paid in fiscal 2002.

(3) Mr. Angus received a one-time payment of $25,000 upon employment with the Enterprise. Mr. Angus was provided with a relocation allowance of $3,159 that was paid in fiscal 2001.

(4) Mr. Stewart was employed by Boyd prior to February 1, 2000, and as such, had salaries paid by Boyd and charged to Silver Star for the period October 1, 1999 through January 31, 2000.

(5) Mr. Dorris was employed by the Tribe prior to August 6, 2001, and as such, had salaries paid by the Tribe for the period October 1, 2000 through August 6, 2001. Mr. Angus began his employment on August 6, 2001. Prior to that time he was not employed by the Tribe or any of its enterprises.

(6) Mr. HeLal was provided with a relocation allowance of $4,895 that was paid in fiscal 2002.

(7) The Enterprise's Board of Directors authorized the bonus for Doug Pattison for the fiscal year 2001 as part of the Settlement and General Release Agreement dated December 31, 2001.

(8) On December 13, 2001 a Settlement and General Release Agreement was entered into between Mr. Pattison and the Enterprise. This agreement terminated the employment of Mr. Pattison effective December 13, 2001. Pursuant to the agreement the Enterprise paid Mr. Pattison a gross sum of $800,000 as severance pay, as well as $122,600 for bonuses earned for fiscal 2001, $25,000 for bonuses earned for fiscal 2002 up to and until the effective date of termination, and $43,638 of accrued and unused vacation time.

(9) Mr. Moore was provided with a relocation allowance of $10,828 that was paid in fiscal 2002.

(10) Mr. Pattison elected to receive a total distribution of amounts in his deferred compensation plan. This distribution was paid in fiscal 2003.

(11) Mr. Helal resigned effective June 14, 2003. During fiscal 2003 Mr. Helal was paid a pro rata portion of his annual base salary through date of resignation, unused accrued vacation and a portion of his base salary as a severance payment.

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

 Michael Donald

     An agreement to employ Mr. Donald as the Enterprise's Vice President of Resort Finance was executed on August 2, 2001. Mr. Donald has an initial four-year contract through August 2005, with an annual salary of $135,000. Under his agreement, Mr. Donald also receives the typical fringe benefits of Tribal employees.

 James Angus

     An agreement to employ Mr. Angus as the Enterprise's Vice President of Construction Operations was executed on August 2, 2001. Mr. Angus has an initial four-year contract through August 2005, with an annual salary of $210,000. Under his agreement, Mr. Angus received typical moving expenses, temporary living quarters, the use of an automobile and receives other typical fringe benefits of Tribal employees. Mr. Angus also received a one-time payment of $25,000 in fiscal 2001.

Anthony Taeubel

     An agreement to employ Mr. Taeubel as the Enterprise's Chief Operating Officer of Gaming Operations was executed on March 20, 2002. The employment agreement provides for a term ending March 19, 2006, renewing upon mutual agreement after the end of the initial four-year term.

     Under his agreement, Mr. Taeubel receives an initial annual base salary of $260,000. Mr. Taeubel also has the opportunity to receive an incentive bonus based on the bonus program approved by the Board of Directors on May 3, 2001.

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

Andrew HeLal

     An arrangement to employ Mr. HeLal as the Enterprise's Chief Operating Officer of Hospitality Operations was executed on April 18, 2002. Under his agreement, Mr. HeLal had an annual base salary of $200,000 and also received typical moving expenses and other typical fringe benefits of Tribal employees. Mr. Helal resigned his position with the Enterprise effective June 14, 2003.

Ruth Allison Dover

     The Enterprise reached an arrangement to employ Ms. Dover as the Enterprise's General Counsel on April 22, 2002. The employment agreement has an initial term of six months and automatically renews for additional six month periods unless either party gives notice of intent not to renew. Under her agreement, Ms. Dover receives an annual base salary of $125,000 and also receives typical fringe benefits of Tribal employees. In the event Ms. Dover is terminated without cause, she will be entitled to payment of three months base salary in effect at the date of termination.

Doug Pattison

     An agreement to employ Mr. Pattison as the Chief Executive Officer of the Silver Star was executed on December 1, 1999. The employment agreement provided for an initial term ending September 30, 2005.

     Mr. Pattison received a base salary of $400,000 in fiscal year 2001.

     On December 13, 2001 a Settlement and General Release Agreement was entered into between Mr. Pattison and the Enterprise. This agreement terminated the employment of Mr. Pattison effective December 13, 2001. Pursuant to the agreement, the Enterprise paid Mr. Pattison a gross sum of $800,000 as severance pay, as well as $122,600 for bonuses earned for fiscal 2001, $25,000 for bonuses earned for fiscal 2002 up to and until the effective date of termination, and $43,638 of accrued and unused vacation time.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Enterprise has no outstanding equity securities.

Item 13.  Certain Relationships and Related Transactions

Recourse Liabilities

     As of September 30, 2003, the Tribe had outstanding liabilities of $1.9 million under credit facilities with $2.4 million available in borrowings, which do not preclude recourse to assets held by the Enterprise. If other assets of the Tribe are insufficient to repay this existing debt, then the Tribe's creditors may seek to recover the liabilities from the Enterprise. Under the indenture relating to the notes, the Tribe has agreed that it will not incur indebtedness in the future that would give such creditors recourse to the assets of the Enterprise, except as may be incurred by the Enterprise under the indenture.

Payments to the Tribe

     Distributions to the Tribe were $83,518,289, $83,768,497 and $96,905,012 for the years ended September 30, 2003, 2002 and 2001, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion, subject to certain distribution restrictions under the Notes described in Note 4.

     Employees of the Enterprise are provided health coverage through the Tribe's health plan. The Enterprise paid $9,912,046, $8,589,282 and $7,856,211 to the Tribe under this arrangement for the years ended September 30, 2003, 2002 and 2001, respectively.

     The Enterprise collects and remits to the Tribe a 7% sales tax on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $1,806,833, $1,004,041 and $778,561 for the years ended September 30, 2003, 2002 and 2001, respectively. For the years ended September 30, 2003, 2002 and 2001, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $5,778,015, $4,360,359 and $3,276,271, respectively.

     The Enterprise paid $250,000 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the years ended September 30, 2003, 2002, and 2001, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $2,687,372, $2,245,995 and $2,281,082 for the years ended September 30, 2003, 2002, and 2001, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the years ended September 30, 2003, 2002 and 2001.

     The Enterprise paid $1,116,534 to the Choctaw Development Enterprise, a wholly owned enterprise of the Tribe, for construction services related to development of the beach club and sand beach adjacent to Geyser Falls during the year ended September 30, 2003. The Enterprise paid $1,021,202 to the Choctaw Development Enterprise for the construction of administrative offices and a hospitality institute and $57,000 for construction related to the Golden Moon project during the year ended September 30, 2002.

     During the years ended September 30, 2003, 2002 and 2001, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $11,097,108, $11,405,410 and $3,156,740, respectively. During the year ended
September 30, 2001, the Tribe contributed other assets to the Enterprise at the Tribe's cost of $1,843,927. During the years ended September 30, 2003 and 2002, the Tribe contributed $2,689,575 and $6,931,380, respectively in cash to the Enterprise to fund construction and development of Geyser Falls. During the year ended September 30, 2001 the Tribe contributed $24,707,375 in cash to the Enterprise.

     During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was contributed to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. For the years ended September 30, 2003 and 2002 the Enterprise made payments to the Tribe totaling $1,875,465 and $2,625,750, respectively in connection with this purchase. At September 30, 2003, no amount is payable in connection with this purchase.

     On October 26, 1999, the Enterprise, entered into a note agreement with MBCI Resort and Capital Fund, a related party, in the amount of $300,000 that is payable on demand with annual interest of 6% due monthly. On August 6, 2003, the Enterprise paid off in its entirety the balance of the note payable to MBCI Resort and Capital Fund plus accrued interest of $85,500.

     As of September 30, 2003 the Tribe had outstanding liabilities of $1.9 million under credit facilities with $2.4 million available in borrowings, which did not preclude recourse to assets held by the Enterprise.

Affiliate Transactions

     Gerald Stoliby, a member of our board of directors and a Tribal Council Member, owns a majority interest in and is the President and Chief Executive Officer of Choctaw Paper Company, Inc. The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. For the years ended September 30, 2003, 2002 and 2001, the Enterprise made purchases of $1,544,000, $924,000 and $465,000 respectively, from Choctaw Paper Company, Inc.

Item 14.  Principal Accountant Fees and Services

Audit Fees

Total aggregate fees billed by PricewaterhouseCoopers LLP for professional services in connection with the audit and review of the Enterprise's consolidated financial statements and consultation regarding financial accounting and reporting standards were $322,400 and $319,800 in fiscal years 2003 and 2002, respectively.

Audit Related Fees

Total aggregate fees billed by PricewaterhouseCoopers LLP for audit related services in connection with the audit of the Enterprise's electronic data processing system were $33,000 and $36,500 in fiscal years 2003 and 2002, respectively.

Tax Fees

None

All Other Fees

Total aggregate fees billed by PricewaterhouseCoopers LLP for all other fees including work related to compliance with the Sarbanes -Oxley Act of 2002 were $24,286 and $-0- in fiscal years 2003 and 2002, respectively.

Audit Committee Pre-Approval Policies

The Enterprise's Audit Committee has not adopted a pre-approval policy with respect to audit fees, audit related fees, tax fees or all other professional fees. The Enterprise's Audit Committee does however select and approve all audit and audit related services and other professional services.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

The following financial statements are filed as part of this Report under "Item 8 - Financial Statements and Supplementary Data":

Report of Independent Auditors
Consolidated Balance Sheets at September 30, 2003 and 2002
Consolidated Statements of Operations for the Three Fiscal Years
     in the Period Ended September 30, 2003
Consolidated Statements of Changes in Owners' Equity for the Three
     Fiscal Years in the Period Ended September 30, 2003
Consolidated Statements of Cash Flows for the Three Fiscal Years in
     the Period Ended September 30, 2003
Notes to Consolidated Financial Statements

Reports on Form 8-K

         None


Exhibits

The following exhibits are filed as a part of this Report:


   Exhibit
     No.                         Description of Exhibit
-----------                     -------------------------

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

   Exhibit
     No.                         Description of Exhibit
-----------                     -------------------------

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

     10.15*** Employment Agreement of Anthony Taeubel, dated March 20, 2002, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Anthony Taeubel.

     10.16*** Employment Agreement of Andew Helal, dated April 18, 2002, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Andrew Helal.

     10.17*** Employment Agreement of Ruth Allison Dover, dated April 22, 2002, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise and Ruth Allison Dover.

     10.18 Amendment No. 2 to Loan Agreement, dated December 19, 2000, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise, the Mississippi Band of Choctaw Indians and Bank of America, N.A., as leader of syndicate of lenders.

     10.19 Amendment No. 3 to Loan Agreement, dated December 19, 2000, between the Mississippi Band of Choctaw Indians d/b/a Choctaw Resort Development Enterprise, the Mississippi Band of Choctaw Indians and Bank of America, N.A., as leader of syndicate of lenders.

     23.1* Consent of Latham & Watkins (contained in Exhibit 5.1).

     24.1* Power of attorney (included on the signature page).

     31.1 Certification of President pursuant to Rule 13a-14(a).

     31.2 Certification of Vice President of Resort Finance pursuant to Rule 13a-14(a).

* Filed by the Enterprise with its Registration Statement on Form S-4 (file no. 333-63348), and incorporated herein by reference

** Filed by the Enterprise with its Annual Report on Form 10-K (file no. 333-63348) for the year ended September 30, 2001, and incorporated herein by reference.

*** Filed by the Enterprise with its Annual Report on Form 10-K (file no. 333-63348) for the year ended September 30, 2002, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the Mississippi Band of Choctaw Indian's reservation in the city of Choctaw, state of Mississippi, on December 23, 2003.

                         CHOCTAW RESORT DEVELOPMENT ENTERPRISE


                         By:    /s/    Phillip Martin
                            ----------------------------
                                       Phillip Martin
                                       Chairman of the Board


                         By:   /s/     Billy Chickaway
                            -----------------------------
                                       Billy Chickaway
                                       Secretary-Treasurer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.



 /s/  Phillip Martin                        Chairman of the Board                   December 23, 2003
 ---------------------
      Phillip Martin

 /s/   Jay Dorris                           President                               December 23, 2003
 ---------------------
       Jay Dorris                           (Principal Executive Officer)

 /s/   Michael A. Donald                    Vice President of Resort Finance        December 23, 2003
 -----------------------
       Michael A. Donald                   (Principal Financial and Accounting
                                            Officer)

 /s/   Billy Chickaway                      Secretary-Treasurer                     December 23, 2003
  ---------------------
       Billy Chickaway

 ---------------------                      Vice-Chairman                           December 23, 2003
       Rufus Tubby

 /s/   Gerald Stoliby                       Director                                December 23, 2003
 ---------------------
       Gerald Stoliby

 /s/   Harrison Ben                         Director                                December 23, 2003
 ---------------------
       Harrison Ben
