Form 10-Q
period 2003-12-31
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2004-02-12
CIK 1141344

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------
                                    FORM 10-Q
(Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period
                    Ended: December 31, 2003

                                       OR

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes___ No_X_


--------------------------------------------------------------------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                            INDEX TO QUARTERLY REPORT
--------------------------------------------------------------------------------



    PART I -- FINANCIAL INFORMATION

    Item 1 -- Financial Statements


               Balance Sheets as of December 31, 2003 (unaudited) and September 30, 2003..........................3

               Statements of Operations and Comprehensive Income for the Three Months
               Ended December 31, 2003 and 2002 (unaudited).......................................................4

               Statement of Owner's Equity for the Three Months Ended December 31, 2003 (unaudited)...............5

               Statements of Cash Flows for the Three Months Ended December 31, 2003 and
                2002 (unaudited)..................................................................................6

               Notes to Financial Statements (unaudited) .........................................................7

    Item 2 -- Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................................15

    Item 3 -- Quantitative and Qualitative Disclosure of Market Risk.............................................25

    Item 4 -- Controls and Procedures............................................................................26

    PART II  -- OTHER INFORMATION................................................................................27

    Signatures  - ...............................................................................................28


PART I. Financial Information
  Item 1  Financial Statements

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                 BALANCE SHEETS
                    December 31, 2003 and September 30, 2003
--------------------------------------------------------------------------------


                                           December 31,  September 30,
                                               2003          2003
                                           ------------- -------------
                                            (Unaudited)
                      Assets
Current assets:
  Cash and cash equivalents                 $53,328,255   $49,712,096
  Accounts receivable (net of allowance of
   $3,416,778 and $3,092,390)                 4,697,589     4,811,952
  Inventories                                 2,430,009     2,251,395
  Prepaid expenses and other                  1,549,699     1,804,452
                                           ------------- -------------
      Total current assets                   62,005,552    58,579,895

  Property and equipment, net               417,234,104   423,192,331
  Deferred loan costs, net                    4,506,964     4,782,154
  Other assets                                3,441,045     3,414,389
                                           ------------- -------------
      Total assets                         $487,187,665  $489,968,769
                                           ------------- -------------

          Liabilities and Owner's Equity
Current liabilities:
  Current maturities of long-term debt      $25,000,000   $20,000,000
  Accounts payable                            4,237,206     6,094,984
  Construction accounts payable               7,112,356     7,167,306
  Due to Tribe                                      782            86
  Accrued liabilities:
   Accrued payroll and related               10,677,169     8,866,960
   Accrued expenses and other liabilities     9,625,651     8,647,980
   Accrued interest expense                   4,929,519     9,723,473
                                           ------------- -------------
      Total current liabilities              61,582,683    60,500,789

Long term debt, net of current maturities   268,750,000   275,000,000

Commitments and contingencies                         -             -

Owner's equity:
  Contributed capital                       155,419,610   154,528,735
  Retained earnings                           1,450,596             -
  Accumulated other comprehensive loss          (15,224)      (60,755)
                                           ------------- -------------
      Total owner's equity                  156,854,982   154,467,980
                                           ------------- -------------

      Total liabilities and owner's equity $487,187,665  $489,968,769
                                           ------------- -------------


   The accompanying notes are an integral part of these financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              For the Three Months Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                Three Months Ended
                                                   December 31,
                                             -------------------------
                                                2003         2002
                                             ------------ ------------
                                             (Unaudited)  (Unaudited)
Revenue:
  Casino                                     $66,964,868  $61,910,328
  Food & beverage                              7,960,565    7,353,637
  Rooms                                        4,017,898    3,756,157
  Other                                        3,315,540    3,612,716
                                             ------------ ------------
        Gross revenue                         82,258,871   76,632,838
  Less: promotional allowances                (8,836,607)  (8,092,096)
                                             ------------ ------------
        Net revenue                           73,422,264   68,540,742
                                             ------------ ------------

Costs and expenses:
  Casino                                      19,275,610   21,829,876
  Food & beverage                              2,887,161    3,390,544
  Rooms                                          707,638    1,013,979
  Other                                        2,073,151    2,563,553
  Selling, general, and administrative        17,446,722   15,203,904
  Maintenance and utilities                    2,275,848    2,233,595
  Depreciation                                 7,950,443    6,982,064
                                             ------------ ------------
        Total                                 52,616,573   53,217,515
                                             ------------ ------------

Operating income                              20,805,691   15,323,227
                                             ------------ ------------

Other income (expense):
  Interest income                                 16,292       60,202
  Interest expense                            (6,046,723)  (6,222,518)
  Other income                                    47,336      252,691
                                             ------------ ------------
        Total                                 (5,983,095)  (5,909,625)
                                             ------------ ------------

Net income                                    14,822,596    9,413,602

Other comprehensive income                        45,531       41,999
                                             ------------ ------------

Comprehensive income                         $14,868,127   $9,455,601
                                             ------------ ------------


   The accompanying notes are an integral part of these financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                           STATEMENT OF OWNER'S EQUITY
                  For the Three Months Ended December 31, 2003
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           Accumulated
                                                              Other           Total
                               Contributed     Retained    Comprehensive      Owner's
                                 Capital       Earnings         Loss          Equity
                              ------------- -------------- -------------- ---------------

Balances, September 30, 2003  $154,528,735   $          -       $(60,755)   $154,467,980

 Net income                              -     14,822,596              -      14,822,596
 Contributed capital               890,875              -              -         890,875
 Distributions                           -    (13,372,000)             -     (13,372,000)
 Reclassification adjustment
   under SFAS 133                        -              -         45,531          45,531
                               ------------   ------------       --------    ------------


Balances, December 31, 2003   $155,419,610   $  1,450,596       $(15,224)   $156,854,982
                               ------------   ------------       --------    ------------


   The accompanying notes are an integral part of these financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                     December 31,
                                                           --------------------------------
                                                                 2003             2002
                                                           ---------------  ---------------
                                                             (Unaudited)      (Unaudited)

Cash flows from operating activities:
 Net income                                                $   14,822,596   $    9,413,602
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization                                  8,271,164        7,278,799
 Loss on disposal of property and equipment                         9,104            2,205
 Change in operating assets and liabilities:
   Accounts receivable, net                                       114,363         (733,072)
   Inventories                                                   (178,614)        (171,840)
   Prepaid expenses and other                                     254,753           (2,722)
   Other assets                                                   (26,656)      (1,736,267)
   Accounts payable and due to Tribe                           (1,857,082)      (2,793,079)
   Accrued liabilities                                         (2,006,074)      (4,507,584)
                                                            --------------   --------------
Net cash provided by operating activities                      19,403,554        6,750,042
                                                            --------------   --------------

Cash flows from investing activities:
 Acquisitions of property and equipment, net of
   amounts in construction accounts payable                    (2,056,270)     (25,652,701)
 Restricted cash                                                        -           (9,646)
                                                            --------------   --------------
Net cash used in investing activities                          (2,056,270)     (25,662,347)
                                                            --------------   --------------

Cash flows from financing activities:
 Borrowing under credit facilities                                      -       25,000,000
 Repayment of long-term debt                                   (1,250,000)               -
 Contributions of cash from Tribe                                 890,875          550,965
 Distributions to Tribe                                       (13,372,000)     (23,866,290)
                                                            --------------   --------------
Net cash (used in) provided by financing activities           (13,731,125)       1,684,675
                                                            --------------   --------------

Net (decrease) increase in cash and cash equivalents            3,616,159      (17,227,630)
Cash and cash equivalents at beginning of period               49,712,096       72,783,499
                                                            --------------   --------------
Cash and cash equivalents at end of period                 $   53,328,255   $   55,555,869
                                                            --------------   --------------

Supplemental disclosure of cash flow information:
 Cash paid for interest                                    $   10,565,486   $   10,564,382
                                                            --------------   --------------
Supplemental disclosure of non-cash investing and
 financing activities:
   Accounts payable for construction                       $    7,112,356   $    7,730,344
                                                            --------------   --------------


   The accompanying notes are an integral part of these financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   .

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2003.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $2,919,019 and $2,643,829 at December 31, 2003 and September 30, 2003, respectively.

Accounting for Derivative Instruments and Hedging Activities

On October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. See Note 3.

Contributed Capital

Contributed capital consists of (i) equipment and facilities related primarily to various construction and expansion projects since the Silver Star opened which have been funded by the Tribe and contributed upon their completion at the Tribe's cost, (ii) certain development costs for the Golden Moon, also funded by the Tribe and contributed at the Tribe's cost, (iii) cash to fund Golden Moon construction and development and (iv) cash to fund construction and development of Geyser Falls. Contributed capital is presented net of distributions when distributions exceed retained earnings.

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

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                           Three Months Ended
                                              December 31,
                                   -----------------------------------
                                        2003                2002
                                   ---------------     ---------------

Food and beverage                  $    4,890,361      $    5,667,050
Rooms                                   1,216,220             895,250
Other                                     708,558             699,021
                                    --------------      --------------
Total                              $    6,815,139      $    7,261,321
                                    --------------      --------------

Complimentary revenues have been earned in the following casino departments as follows:

                                           Three Months Ended
                                              December 31,
                                   -----------------------------------
                                        2003                2002
                                   ---------------     ---------------

Food and beverage                  $    5,690,105      $    5,034,152
Rooms                                   2,366,325           2,172,217
Other                                     780,177             885,727
                                    --------------      --------------
Total                              $    8,836,607      $    8,092,096
                                    --------------      --------------

Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three months ended December 31, 2003 and 2002.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $1,077,746 and $1,360,979 for the three months ended December 31, 2003 and 2002, respectively.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


Note 2--Property and Equipment

Property and equipment consists of the following:

                               Useful
                                Lives     December 31,  September 30,
                               (Years)       2003           2003
                             ----------- -------------- --------------

Land and improvements                      $16,819,796    $16,819,796
Buildings and improvements     20-40       381,372,552    381,317,031
Golf course improvements        5-15         2,733,973      2,733,973
Furniture and equipment         5-10       125,630,829    123,720,006
Aircraft                         10          4,551,215      4,551,215
Vehicles                         3           1,139,677      1,139,677
                                         -------------- --------------
                                           532,248,042    530,281,698
Less accumulated depreciation              115,013,938    107,089,367
                                         -------------- --------------
                                          $417,234,104   $423,192,331
                                         -------------- --------------

Note 3--Long-Term Debt

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

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. As of December 31, 2003, a total of $93,750,000 is drawn and outstanding on the Facility. The Enterprise pays commitment fees based on 0.5% of the available balance of the Facility. For the three months ended December 31, 2003 and 2002, the Enterprise paid commitment fees totaling $-0- and $121,041, respectively, on the Facility. Outstanding advances on the Facility at December 31, 2003 bear interest at LIBOR plus a margin rate of 3.125%. At December 31, 2003, outstanding advances on the Facility bore LIBOR interest at rates ranging from 1.17% to 1.21%. During the quarters ended December 31, 2003 and 2002 the Enterprise recorded interest expense totaling $1,074,606 and $1,012,828 respectively, on the outstanding balance of the Facility.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

The Facility is collateralized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility began reducing quarterly effective December 31, 2002 in the amount of $6.25 million per quarter, until the amount of the facility is reduced to $40 million. Accordingly, borrowing capacity available under the Facility has been reduced to $93,750,000, all of which was outstanding at December 31, 2003. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of these covenants with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at December 31, 2003 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of December 31, 2003, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

Maturities of long-tem debt are as follows:


  Fiscal Years Ended September 30,
         2004                                         $    18,750,000
         2005                                              25,000,000
         2006                                              50,000,000
         2007                                                       -
         2008                                                       -
      Thereafter                                          200,000,000
                                                       ---------------

         Total                                        $   293,750,000
                                                       ---------------

The Enterprise entered into an interest rate swap agreement with a major financial institution for the purpose of fixing interest rates on a term loan, thus reducing exposure to interest rate fluctuations. At December 31, 2003, the Enterprise's interest rate swap had a notional amount of $3,125,000. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The term of the interest rate swap agreement is through January 31, 2004. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement are recognized as an adjustment to interest expense.

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2003 through December 31, 2003, the Enterprise recognized other income of $47,336 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2003 through December 31, 2003 are $45,513. During the period from October 1, 2002 through December 31, 2002, the Enterprise recognized other income of $252,691 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2002 through December 31, 2002 were $41,999.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 4--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $217,000,000 at December 31, 2003 based on quoted market prices on December 31, 2003.

Fair value of the Enterprise's interest rate swap agreement is based on the termination value of the agreement using quotes from the Enterprise's counterparty. The fair value liability of the Enterprise's interest rate swap at December 31, 2003 was $24,303 and is included in accrued expenses and other liabilities.

The carrying value of the Facility approximates fair value because of its variable interest rate.

Note 5 - Enterprise Licensing and Regulation


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

Note 6 - Related Party Transactions

Distributions to the Tribe were $13,372,000 and $23,866,290 for the three months ended December 31, 2003 and 2002, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in Note 3.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Future Annual Service Payments under the Indenture are as follows:

      2004                           $   63,669,375
      2005                               66,852,844
      2006                               70,195,486
      2007                               73,705,260
      2008                               77,390,523
                                      --------------

      Total                          $  351,813,488
                                      --------------

Employees of the Enterprise are provided health and life insurance coverage through the Tribe's health and life insurance plans. The Enterprise paid $2,308,583 and $2,867,335 to the Tribe under this arrangement for the three months ended December 31, 2003 and 2002, respectively.

The Enterprise collects and remits to the Tribe a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $417,920 and $390,011 for the three months ended December 31, 2003 and 2002, respectively. For the three months ended December 31, 2003 and 2002, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,826,658 and $1,131,730, respectively

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. For the three months ended December 31, 2003 and 2002, the Enterprise made purchases of $424,236 and $348,165 respectively, from Choctaw Paper Company, Inc.

The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi during three months ended December 31, 2003 and 2002, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $694,764 and $665,502 for the three months ended December 31, 2003 and 2002, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code and employee licensing fees. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the three months ended December 31, 2003 and 2002.

The Enterprise paid $310,980 to the Choctaw Development Enterprise, a wholly owned enterprise of the Tribe, for construction services related to development of the beach club and sand beach adjacent to Geyser Falls during the quarter ended December 31, 2003.

During the three months ended December 31, 2003 and 2002, the Tribe contributed $890,875 and $550,965, respectively, in cash to fund construction and development of Geyser Falls.

During November 2001, the Tribe purchased on behalf of the Enterprise a 2000 model King Air aircraft. The total purchase price of this aircraft was $4,551,215, of which $4,501,215 was paid by the Tribe. At the time of purchase, the aircraft was transferred to the Enterprise and a corresponding non-interest bearing payable to the Tribe was established. During the three months ended December 31, 2003 and 2002, the Enterprise made payments to the Tribe totaling $-0- and $750,204, respectively, in connection with this purchase. During the fiscal year ended September 30, 2003, all remaining amounts due to the Tribe in connection with this purchase were paid.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 7--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $465,455 and $491,901 for the three months ended December 31, 2003 and 2002, respectively.

The Enterprise has no formal commitments to provide post-retirement health care benefits to retirees.

Note 8--Contingencies

The Enterprise is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Enterprise's financial position, results of operations or cash flows.

Note 9--Subsequent Events

On January 19, 2004 the Enterprise distributed $5,050,000 to the Tribe.

Note 10--Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Enterprise has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. The Enterprise adopted FIN 46 effective December 31, 2003. Adoption of FIN 46 did not have any impact on the financial statements of the Enterprise.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As the Enterprise's equity securities are not publicly traded, the Enterprise is a nonpublic entity as defined by SFAS 150. The effective date of this pronouncement has been deferred for an indefinite period. The adoption of SFAS 150 will not have a material impact on our financial position, results of operations or cash flows as the Enterprise does not have any such financial instruments.

Item 2.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
                Compared to Three Months Ended December 31, 2002

--------------------------------------------------------------------------------


The following business overview, discussion and analysis of the financial condition and results of operations is a summary and should be read together with the financial statements and notes thereto and the Enterprise's prior filings.

Overview.

The Enterprise is a business enterprise of the Tribe that was created on October 12, 1999 to operate the Silver Star and to develop and operate the Golden Moon and related businesses. Effective July 1, 2001, the Tribe contributed the Dancing Rabbit to the Enterprise and effective July 8, 2002, the Tribe contributed the Geyser Falls to the Enterprise. No consideration was or is intended to be given to the Tribe for such contributions. Choctaw Hospitality Institute ("CHI") officially opened November 9, 2001. CHI and its staff provide classroom and hands-on training for gaming, hospitality and professional employees of the Enterprise.

The Enterprise's primary focus is casino operations. The other properties are used as amenities to promote and make more attractive the casinos to new and existing patrons. The Enterprise's primary business focus is the maximization of casino revenue growth while minimizing operating expenses. The Enterprise seeks to achieve these goals through aggressive promotion of it properties. The Enterprise markets the Silver Star, Golden Moon, Dancing Rabbit and Geyser Falls under the Pearl River Resort trade name and intends to continue to promote these collective properties as a premier regional entertainment and destination resort.

The Silver Star Hotel and Casino

The Silver Star is a full service gaming and entertainment complex located on a 32-acre site on the Tribe's reservation. The Silver Star, along with the Golden Moon, are currently the only land-based casinos in the state. The Silver Star opened in July 1994 and is an approximately 518,000 square foot facility that, as of December 31, 2003, featured: a 12-story hotel with 496 rooms; approximately 82,500 square feet of gaming space with 2,960 slot machines, 64 table games and 11 poker tables; approximately 30,000 square feet of meeting and convention space, which also serves as a 2,000 seat live entertainment and sports venue with sky boxes; seven restaurants; three lounges; three retail outlets; an arcade; an outdoor swimming pool; a full-service spa; fitness facilities; and guest access to the adjacent Dancing Rabbit Golf Club and Geyser Falls.

The Golden Moon Hotel & Casino

The Golden Moon is a full service gaming and entertainment complex located on a 15 acre site that opened on August 26, 2002. The Golden Moon, located directly across from the Silver Star, is connected to the Silver Star via an enclosed walkway bridge that spans the highway separating the two casinos. The bridge is enclosed and climate controlled and features moving ramps to ease movement from one casino to the other. The Golden Moon is an approximately 843,000 square foot facility that, as of December 31, 2003, featured: a 28-story hotel with 571 rooms; approximately 90,000 square feet of gaming and related circulation area space with 1,768 slot machines and 65 table games; approximately 11,600 square feet of meeting space; seven restaurants; five lounges; approximately 8,000 square feet of retail space; a 315-foot tower topped by an 80-foot geodesic sphere housing a restaurant and lounge; an aqua-scape, including fountains and other water effects; an indoor/outdoor swimming pool; fitness facilities; and guest access to the nearby Dancing Rabbit Golf Club and Geyser Falls.

Item 2.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
                Compared to Three Months Ended December 31, 2002

--------------------------------------------------------------------------------

Non GAAP Financial Measures

Management of the Enterprise uses EBITDA as one measure of financial performance and operational efficiency. EBITDA means earnings before interest, taxes, depreciation, amortization, certain non-cash expenses and certain non-recurring items. EBITDA is presented because management believes it is widely used as a measure of operating performance in the gaming industry. EBITDA is not a measure under generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to a similarly titled measure presented by other companies.

EBITDA for the three months ended December 31, 2003 was $28.8 million compared to $22.3 million for the three months ended December 31, 2002, an increase of $6.5 million or 29.1%. As a percentage of net revenue, EBITDA was 39.2% for the three months ended December 31, 2003 compared to 32.6% for the three months ended December 31, 2002.

The accompanying table reconciles EBITDA to net income for the three months ended December 31, 2003 and 2002:

                              Three Months Ended    Three Months Ended
                              December 31, 2003     December 31, 2002
                              ------------------    ------------------

Net Income                    $      14,822,596     $       9,413,602

Depreciation                          7,950,443             6,982,064

Other income (expense)                5,983,095             5,909,625

                              ------------------    ------------------

EBITDA                        $      28,756,134     $      22,305,291
                               -----------------     -----------------


Net Revenues. Net revenues were $73.4 million and $68.5 million for the quarters ended December 31, 2003 and 2002. The $4.9 million, or 7.2% increase in net revenue was primarily due to increases in gaming, room and food and beverage revenue attributable to improved operations of the Golden Moon offset by an increase in promotional allowances. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Item 2.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
                Compared to Three Months Ended December 31, 2002

--------------------------------------------------------------------------------



Casino. Casino revenues increased $5.1 million, or 8.2%, to $67.0 million for the quarter ended December 31, 2003 from $61.9 million for the quarter ended December 31, 2002.

Table game activity increased as reflected in table game drop. The table game drop was $52.3 million for the quarter ended December 31, 2003 compared to table game drop of $49.4 million for the quarter ended December 31, 2002. This reflects an increase in table activity of $2.9 million or 5.9% over the corresponding period in 2002. Table game revenue was $9.3 million for the quarter ended December 31, 2003 compared to $8.1 million for the quarter ended December 31, 2002, an increase of $1.2 million, or 14.8%. The increase in revenue is due to a higher drop and hold percentage for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002. Table game hold percentage was 17.8% for the quarter ended December 31, 2003 compared to 16.4% for the quarter ended December 31, 2002. Table game hold percentage is reasonably predictable over the long-term, but can fluctuate significantly from quarter to quarter, affecting table games revenue.

Slot revenues were $57.1 million for the quarter ended December 31, 2003 compared to $53.3 million for the quarter ended December 31, 2002, an increase of $3.8 million or 7.1%. The increase is due to an increase in coin in for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. The increase in coin in is primarily attributable to improved operations of the Golden Moon.

Food and Beverage. For the quarter ended December 31, 2003, food and beverage revenues were $8.0 million, an increase of approximately $0.6 million, or 8.1%, from $7.4 million for the quarter ended December 31, 2002. During the quarter ended December 31, 2003, the Silver Star and Golden Moon turned 512,000 restaurant covers with an average revenue per cover of $10.95. For the quarter ended December 31, 2002, the Silver Star and Golden Moon turned 453,000 restaurant covers with an average revenue per cover of $11.79.

Rooms. Room revenues were $4.0 million for the quarter ended December 31, 2003 compared to $3.8 million for the quarter ended December 31, 2002. There was a decrease in the average daily room rate to $49.98 for the quarter ended December 31, 2003 from $56.56 for the quarter ended December 31, 2002. Our occupancy rate was 82.9% for the quarter ended December 31, 2003 compared to 67.4% for the quarter ended December 31, 2002. During the quarter ended December 31, 2003, 57.5% of our hotel revenue was attributable to rooms occupied by Silver Star and Golden Moon customers on a complimentary basis compared to 55.3% for the quarter ended December 31, 2002.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
          Compared to Three Months Ended December 31, 2002 (Continued)

--------------------------------------------------------------------------------


 Other. Other revenues decreased $0.3 million to $3.3 million for the quarter ended December 31, 2003 from $3.6 million for the quarter ended December 31, 2002. Other revenues are comprised primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers, other miscellaneous items, Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. The decrease in other revenue is primarily attributable to a decrease in convention center sales, miscellaneous revenue and revenues generated by the Choctaw Hospitality Institute. Retail revenues were up $0.1 million or 9.1%, to $1.2 million for the quarter ended December 31, 2003 compared to $1.1 million for the quarter ended December 31, 2002. Convention center revenues were $0.6 million for the quarter ended December 31, 2003 compared to $0.8 million for the quarter ended December 31, 2002, a decrease of $0.2 million or 25.0%. Other revenue, which includes telephone, spa charges and miscellaneous items, was $0.4 million for the quarter ended December 31, 2003 compared to $0.8 million for the quarter ended December 31, 2002, a decrease of $0.4 million or 50.0%. Revenue generated by the Choctaw Hospitality Institute was $0.2 million for the quarter ended December 31, 2003 compared to $0.5 million for the quarter ended December 31, 2002. Golf revenues were $0.8 million for the quarter ended December 31, 2003 compared to $0.5 million for the quarter ended December 31, 2002, an increase of $0.3 million or 60.0%. The increase in golf revenues is primarily attributable to increased golf rounds.

Promotional Allowances. Promotional allowances totaled $8.8 million for the quarter ended December 31, 2003, representing a $0.7 million or 9.2% increase over promotional allowances of $8.1 million for the quarter ended December 31, 2002. During each of the quarters ended December 31, 2003 and 2002, promotional allowances were 13.1% of casino revenues. Promotional allowances are utilized to reward existing guests and generate visits from new customers in our outer markets in an effort to increase revenues and market share.

Costs and Expenses. Total costs and expenses were $52.6 million for the quarter ended December 31, 2003 compared to $53.2 million for the quarter ended December 31, 2002, a decrease of $0.6 million or 1.1%. This decrease is primarily attributable to increased operating efficiencies and cost control measures instituted by management.

Casino. Casino costs and expenses were $19.3 million for the quarter ended December 31, 2003, compared to $21.8 million for the quarter ended December 31, 2002, a decrease of $2.5 million or 11.5%. This decrease is primarily attributable to increased operating efficiencies, consolidation of certain casino functions, decreased employee headcount and other cost control measures instituted by management.

Food and Beverage. Food and beverage costs were $2.9 million for the quarter ended December 31, 2003 compared to $3.4 million for the quarter ended December 31, 2002, a decrease of $0.5 million or 14.7%. This decrease is primarily attributable to the increased operating efficiencies, reduced employee headcount and food cost control efforts instituted by management.

Rooms. Room costs and expenses were $0.7 million for the quarter ended December 31, 2003 compared to $1.0 million for the quarter ended December 31, 2002, a decrease of $0.3 million or 30.0%. This decrease is primarily attributable to the increased operating efficiencies, reduced employee headcount and room cost control efforts instituted by management.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
          Compared to Three Months Ended December 31, 2002 (Continued)

--------------------------------------------------------------------------------


Other. Other costs and expenses were $2.1 million for the three months ended December 31, 2003, compared to $2.6 million for the three months ended December 31, 2002, a decrease of $0.5 million, or 19.2%. Other expenses are primarily comprised of the costs related to the operation of retail outlets, the convention center, the Dancing Rabbit and Geyser Falls. Golf operating expenses were unchanged at $1.1 million for the three months ended December 31, 2003 and 2002. Geyser Falls operating expenses were $0.3 million for the three months ended December 31, 2003 compared to $0.4 million, a decrease of $0.1 million or 25%.

Selling, General and Administrative. Selling, general and administrative costs and expenses were $17.4 million for the quarter ended December 31, 2003 compared to $15.2 million for the quarter ended December 31, 2002, an increase of $2.2 million or 14.5%. The increase in selling, general and administrative expense is primarily attributable to increased direct casino patron marketing efforts as well as other administrative costs associated with operation of the Golden Moon and Silver Star.

Depreciation. Depreciation expense was $8.0 million for the quarter ended December 31, 2003 compared to $7.0 million for the quarter ended December 31, 2002. The $1.0 million or 14.3% increase is primarily attributable to additional depreciation related to property and equipment and construction costs incurred for Golden Moon and Geyser Falls.

Operating Income. Operating income was $20.8 million for the quarter ended December 31, 2003 compared to $15.3 million for the quarter ended December 31, 2002, an increase of $5.5 million, or 35.9%. The increase is primarily attributable to increased casino revenue, the operational efficiencies and cost control measures instituted by management and to a lesser extent expense variations previously discussed.

Other Income (Expense). Other expense was $6.0 million for the quarter ended December 31, 2003 compared to other expense of $5.9 million for the quarter ended December 31, 2002. Other income (expense) is comprised of interest income minus interest expense and other expense. The increase in expense of $0.1 million is primarily attributable to a decrease in interest expense of approximately $0.2 million and a decrease in interest and other income of $0.3 million. The decrease in interest expense for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 is primarily the result of reduced commitment fees related to the revolving credit facility and decreased interest expense in connection with the interest rate swap agreement. The decrease in interest income is due to decreased cash and investment balances that were used to fund Golden Moon construction and lower investment interest rates.

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended December 31, 2003 and 2002, the Enterprise recognized other income of $47,000 and $253,000 respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
          Compared to Three Months Ended December 31, 2002 (Continued)

--------------------------------------------------------------------------------

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Enterprise, including the use of estimates and assumptions are presented in the Notes to the Consolidated Financial Statements. Management bases its estimates on it's historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Enterprise believes that estimates related to the following areas involve a high degree of judgment and/or complexity: the allowance for doubtful accounts receivable, estimated accruals for slot jackpots and slot club bonus points, self insurance related to employee health plans and contingencies related to customer claims in the ordinary course of business.

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

The Enterprise maintains accruals for health and workers compensation self-insurance, slot jackpots and slot club point redemption, which are classified as accrued liabilities in the balance sheets. The Enterprise determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that these accruals are overstated or understated, the Enterprise will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

The Enterprise is subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers' personal assets. The Enterprise estimates guest claims and accrues for such liability based on historical experience in accrued liabilities in the balance sheets.

Liquidity and Capital Resources

As of December 31, 2003, the Enterprise held cash and cash equivalents of $53.3 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $19.4 million in the three months ended December 31, 2003 compared to $6.8 million in the three months ended December 31, 2002. The increase of $12.6 million was due primarily to the increase in net income to $14.8 million in the three months ended December 31, 2003 from $9.4 million in the three months ended December 31, 2002.

Cash used in investing activities in the three months ended December 31, 2003 for capital expenditures totaled $2.1 million and was primarily related to capital expenditures required to upgrade and maintain the Silver Star and Golden Moon. Cash used in investing activities in the three months ended December 31, 2002 for capital expenditures totaled $25.7 million and was primarily related to development and construction of Golden Moon.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
          Compared to Three Months Ended December 31, 2002 (Continued)

--------------------------------------------------------------------------------

The Enterprise's outstanding revolving credit facility restricts our ability to make capital expenditures. The Enterprise may not spend more than $10 million on capital expenditures and improvements in any fiscal year for each of the Silver Star and Golden Moon (following its opening). In addition, we are limited to a maximum construction expenditure, exclusive of the Golden Moon project, which includes the parking garage adjacent to the Silver Star, of $25 million during the term of this loan. In the ordinary course of business, we will continue to maintain and improve the Silver Star and Golden Moon as necessary to continue to provide a competitive and attractive facility to our customers. We intend to make capital expenditures up to the amounts permitted under our credit facility to maintain the property.

Cash used in financing activities was $13.7 million in the three months ended December 31, 2003 compared to $1.7 million of cash provided by financing activities for the three months ended December 31, 2002. The primary use of cash in each period was distributions to the Tribe of $13.4 million and $23.9 million in the three months ended December 31, 2003 and 2002, respectively. Additionally during the three months ended December 31, 2003 the Enterprise made repayments of long-term debt totaling $1.3 million on the revolving credit facility. The primary source of funds provided by financing activities during the three months ended December 31, 2002 was $25.0 million drawn on the revolving credit facility.

On December 19, 2000, the Enterprise entered into a $125.0 million reducing senior secured revolving credit facility ("the Facility"). The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the Facility has been reduced to $40 million. Accordingly, borrowing capacity available under Facility has been reduced to $93,750,000, all of which was outstanding at December 31, 2003. The interest rate on the Facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

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

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
          Compared to Three Months Ended December 31, 2002 (Continued)

--------------------------------------------------------------------------------


During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of these covenants with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the Facility. Based on the amended terms of the Facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at December 31, 2003 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of December 31, 2003, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

As of December 31, 2003 and September 30, 2003 the Tribe had outstanding liabilities of $1.7 million and $1.9 million, respectively, under credit facilities with $1.9 million and $2.4 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

The Enterprise believes that existing cash balances and operating cash flow will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe and foreseeable capital expenditure requirements at the Silver Star and Golden Moon.

Presently, the Enterprise has fully drawn on the Facility and does not have other existing lines of credit available for use. The Enterprise does not anticipate the need for further credit availability in the short-term. However, in the event that short-term credit is desired, the Enterprise believes that it could obtain such financing on favorable terms from commercial lending institutions.

The following table presents the long-term debt maturities and future minimum lease payments under non-cancellable leases as of December 31, 2003:


                   Fiscal years endeding September 30,
                   ----------------------------------------------------------------------------------------------
                       2004         2005         2006         2007         2008       Thereafter       Total
                    -----------  -----------  -----------  -----------  ----------- -------------- --------------

Long-term debt     $18,750,000  $25,000,000  $50,000,000  $         -  $         -  $ 200,000,000  $ 293,750,000
Operating leases       396,085      141,590            -            -            -              -        537,675
                    -----------  -----------  -----------  -----------  -----------  -------------  -------------

                   $19,146,085  $25,141,590  $50,000,000  $         -  $         -  $ 200,000,000  $ 294,287,675
                    ===========  ===========  ===========  ===========  ===========  =============  =============


Additionally and in accordance with Tribal law, the Enterprise is required to remit to the Choctaw Gaming Commission a monthly fee equal to 1% of gaming revenues. Also, and in accordance with the Compact the Enterprise is required to provide $250,000 annually to the Tribal / State Tourism fund to be used for used for advertising and tourism promotional activities.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
          Compared to Three Months Ended December 31, 2002 (Continued)

--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Enterprise has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. The Enterprise adopted FIN 46 effective December 31, 2003. Adoption of FIN 46 did not have any impact on the financial statements of the Enterprise.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As the Enterprise's equity securities are not publicly traded, the Enterprise is a nonpublic entity as defined by SFAS 150. The effective date of this pronouncement has been deferred for an indefinite period. The adoption of SFAS 150 will not have a material impact on our financial position, results of operations or cash flows as the Enterprise does not have any such financial instruments.

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

The Enterprise is owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three month periods ended December 31, 2003 or 2002, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                      Three Months Ended December 31, 2003
          Compared to Three Months Ended December 31, 2002 (Continued)

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

--------------------------------------------------------------------------------



Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Enterprise's primary exposure to market risk is interest rate risk associated with our long-term debt. The Enterprise had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement, the Enterprise did not settle the existing interest rate swap agreement. At December 31, 2003, the interest rate swap agreement had a notional amount of $3.1 million. The notional amount does not represent amounts exchanged by the parties, and thus is not a measure of exposure to the Enterprise. The amount exchanged is based on the notional amount. The fair value liability of our interest rate swap is based on the cash termination value of the agreement using quotes from our counter-party and was approximately $24,000 at December 31, 2003. If the floating rate increased 25 basis points, interest expense under the swap agreement for the three months ended December 31, 2003 would have been lower by $3,038. Additionally, current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 3.125%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $60,625 during the three months ended December 31, 2003.

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

As of the end of the period covered by this Form 10-Q, the Enterprise carried out an evaluation, under the supervision and with the participation of the Enterprise management, including the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer, of the effectiveness of the design and operation of the Enterprise's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d - 15(e). Based upon the foregoing, the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer concluded that the Enterprise's disclosure controls and procedures are effective within the reasonable assurance threshold described above to ensure that information required to be disclosed by the Enterprise in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in the Enterprise's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Enterprise carried out its evaluation.

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


Date:    February 12, 2004     Choctaw Resort Development Enterprise




                               By: /s/ Jay Dorris
                                  --------------------------------------------
                                   Jay Dorris
                                   President
                                   Choctaw Resort Development Enterprise

                               By: /s/  Michael A. Donald
                                  --------------------------------------------
                                   Michael A. Donald
                                   Vice President of Resort Finance
                                   Choctaw Resort Development Enterprise
                                   (Principal Financial and Accounting Officer)

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


 February 12, 2004                       /s/  Jay Dorris
                                         ------------------
                                         Jay Dorris
                                         President (Principal Executive Officer)

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

February 12, 2004                   /s/  Michael A. Donald
                                    --------------------------------
                                    Michael A. Donald
                                    Vice President of Resort Finance
                                    (Principal Financial and Accounting Officer)