Form 10-Q
period 2004-03-31
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2004-05-14
CIK 1141344

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended: March 31, 2004

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes___ No _X_


--------------------------------------------------------------------------------

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE

                            INDEX TO QUARTERLY REPORT
--------------------------------------------------------------------------------

  PART I -- FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements (unaudited)


             Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003............................3

             Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months
             Ended March 31, 2004 and 2003......................................................................4

             Consolidated Statement of Owner's Equity for the Six Months Ended March 31, 2004...................5

             Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2004 and
             2003...............................................................................................6

             Notes to Consolidated Financial Statements ........................................................7

  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of  Operations.............16

  Item 3 -- Quantitative and Qualitative Disclosure of Market Risk.............................................27

  Item 4 -- Controls and Procedures............................................................................28

  PART II -- OTHER INFORMATION.................................................................................29

  Signatures -  ................................................................................................30

PART I. Financial Information
 Item 1  Consolidated Financial Statements

                                       CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                       March 31, 2004 and September 30, 2003
-------------------------------------------------------------------------------------------------------------
                                                                            March 31,           September 30,
                                                                              2004                  2003
                                                                         --------------        --------------

                                         Assets
Current assets:
  Cash and cash equivalents                                              $  60,024,332         $  49,712,096
  Accounts receivable (net of allowance of
   $2,839,155 and $3,092,390)                                                3,705,413             4,811,952
  Inventories                                                                2,258,304             2,251,395
  Prepaid expenses and other                                                 3,375,733             1,804,452
                                                                         --------------        --------------
      Total current assets                                                  69,363,782            58,579,895

  Property and equipment, net                                              408,277,596           423,192,331
  Deferred loan costs, net                                                   4,231,774             4,782,154
  Other assets                                                               3,289,885             3,414,389
                                                                         --------------        --------------
      Total assets                                                       $ 485,163,037         $ 489,968,769
                                                                         --------------        --------------

                            Liabilities and Owner's Equity
Current liabilities:
  Current maturities of long-term debt                                   $  25,000,000         $  20,000,000
  Accounts payable                                                           3,754,261             6,094,984
  Construction accounts payable                                              7,112,356             7,167,306
  Due to Tribe                                                                   1,647                    86
  Accrued liabilities:
    Accrued payroll and related                                              9,158,582             8,866,960
    Accrued expenses and other liabilities                                  10,656,308             8,647,980
    Accrued interest expense                                                 9,529,849             9,723,473
                                                                         --------------        --------------
      Total current liabilities                                             65,213,003            60,500,789

Long term debt, net of current maturities                                  262,500,000           275,000,000

Commitments and contingencies

Owner's equity:
 Contributed capital                                                       155,419,610           154,528,735
 Retained earnings                                                           2,030,424                     -
 Accumulated other comprehensive loss                                                -               (60,755)
                                                                         --------------        --------------
      Total owner's equity                                                 157,450,034           154,467,980
                                                                         --------------        --------------

      Total liabilities and owner's equity                               $ 485,163,037         $ 489,968,769
                                                                         --------------        --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                       CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                            For the Three and Six Months Ended March 31, 2004 and 2003
---------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                   Six Months Ended
                                                             March 31,                           March 31,
                                                  ------------------------------     --------------------------------
                                                      2004              2003              2004              2003
                                                  -------------    -------------     --------------    --------------
                                                   (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
Revenue:
  Casino                                          $ 71,893,599     $ 70,069,288      $ 138,858,467     $ 131,979,616
  Food & beverage                                    8,506,941        8,278,758         16,467,506        15,632,395
  Rooms                                              3,993,878        3,722,340          8,011,776         7,478,497
  Other                                              2,844,012        3,298,547          6,159,552         6,911,263
                                                  -------------    -------------     --------------    --------------
        Gross revenue                               87,238,430       85,368,933        169,497,301       162,001,771
  Less: promotional allowances                      (9,018,546)      (9,686,576)       (17,855,153)      (17,778,672)
                                                  -------------    -------------     --------------    --------------
        Net revenue                                 78,219,884       75,682,357        151,642,148       144,223,099
                                                  -------------    -------------     --------------    --------------

Costs and expenses:
  Casino                                            20,143,872       21,189,466         39,419,482        43,019,342
  Food & beverage                                    2,944,571        3,164,845          5,831,732         6,555,389
  Rooms                                                877,406        1,086,940          1,585,044         2,100,919
  Other                                              2,435,127        2,125,913          4,508,278         4,689,466
  Selling, general, and administrative              17,011,982       17,855,644         34,458,704        33,059,548
  Maintenance and utilities                          2,466,564        2,377,428          4,742,412         4,611,023
  Depreciation                                       7,955,761        7,896,868         15,906,204        14,878,932
                                                  -------------    -------------     --------------    --------------
        Total                                       53,835,283       55,697,104        106,451,856       108,914,619
                                                  -------------    -------------     --------------    --------------

Operating income                                    24,384,601       19,985,253         45,190,292        35,308,480
                                                  -------------    -------------     --------------    --------------

Other income (expense):
  Interest income                                       35,391           48,021             51,683           108,223
  Interest expense, net of interest capitalized     (5,914,087)      (6,315,591)       (11,960,810)      (12,538,109)
  Other income                                           8,923          234,777             56,259           487,468
                                                  -------------    -------------     --------------    --------------
        Total                                       (5,869,773)      (6,032,793)       (11,852,868)      (11,942,418)
                                                  -------------    -------------     --------------    --------------

Net income                                          18,514,828       13,952,460         33,337,424        23,366,062

Other comprehensive income                              15,224           42,933             60,755            84,932
                                                  -------------    -------------     --------------    --------------

Comprehensive income                              $ 18,530,052     $ 13,995,393      $  33,398,179     $  23,450,994
                                                  -------------    -------------     --------------    --------------


  The accompanying notes are an integral part of these consolidated financial statements.

                                       CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                     CONSOLIDATED STATEMENT OF OWNER'S EQUITY
                                      For the Six Months Ended March 31, 2004
                                                    (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                    Other                Total
                                            Contributed          Retained       Comprehensive            Owner's
                                              Capital            Earnings        Income (Loss)           Equity
                                           --------------      -------------   ----------------      --------------
Balances, September 30, 2003               $ 154,528,735       $          -     $      (60,755)      $ 154,467,980

    Net income                                         -         33,337,424                  -          33,337,424
    Contributed capital                          890,875                  -                  -             890,875
    Distributions                                      -        (31,307,000)                 -         (31,307,000)
    Reclassification adjustment
     under SFAS 133                                    -                  -             60,755              60,755
                                           --------------      -------------   ----------------      --------------


Balances, March 31, 2004                   $ 155,419,610       $  2,030,424     $            -       $ 157,450,034
                                           --------------      -------------   ----------------      --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                       CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Six Months Ended March 31, 2004 and 2003
-------------------------------------------------------------------------------------------------------------------

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                               ------------------------------------
                                                                                    2004                  2003
                                                                               ---------------       --------------
                                                                                 (Unaudited)           (Unaudited)

Cash flows from operating activities:
  Net income                                                                    $  33,337,424        $  23,366,062
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                    16,517,339           15,473,335
  Loss on disposal of property and equipment                                          992,804                2,205
  Change in operating assets and liabilities:
      Accounts receivable, net                                                      1,106,539             (475,733)
      Inventories                                                                      (6,909)            (285,319)
      Prepaid expenses and other                                                   (1,571,281)          (1,998,994)
      Other assets                                                                     82,004             (751,350)
      Accounts payable and due to Tribe                                            (2,339,162)          (3,110,967)
      Accrued liabilities                                                           2,106,326               29,496
                                                                               ---------------       --------------
Net cash provided by operating activities                                          50,225,084           32,248,735
                                                                               ---------------       --------------

Cash flows from investing activities:
  Acquisitions of property and equipment, net of
   amounts in construction accounts payable                                        (4,775,231)         (34,480,521)
  Net proceeds from disposal of property and equipment                              2,778,508                    -
  Restricted cash                                                                           -            2,617,915
                                                                               ---------------       --------------
Net cash (used in)  investing activities                                           (1,996,723)         (31,862,606)
                                                                               ---------------       --------------

Cash flows from financing activities:
  Borrowing under credit facilities                                                         -           25,000,000
  Repayment of long-term debt                                                      (7,500,000)                   -
  Contributions of cash from Tribe                                                    890,875              693,387
  Distributions to Tribe                                                          (31,307,000)         (48,864,288)
                                                                               ---------------       --------------
Net cash (used in) financing activities                                           (37,916,125)         (23,170,901)
                                                                               ---------------       --------------

Net increase (decrease) in cash and cash equivalents                               10,312,236          (22,784,772)
Cash and cash equivalents at beginning of period                                   49,712,096           72,783,499
                                                                               ---------------       --------------
Cash and cash equivalents at end of period                                      $  60,024,332        $  49,998,727
                                                                               ---------------       --------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                        $  11,604,053        $  12,000,757
                                                                               ---------------       --------------
Supplemental disclosure of non-cash investing and
 financing activities:
      Contributions of property and equipment from the Tribe                    $           -        $     986,162
                                                                               ---------------       --------------
      Accounts payable for construction                                         $   7,112,356        $   7,673,889
                                                                               ---------------       --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2003.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt and is included as a component of interest expense in the accompanying consolidated financial statements. Accumulated amortization of the deferred loan costs is $3,194,209 and $2,643,829 at March 31, 2004 and September 30, 2003, respectively.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:

                                                     Three Months Ended                       Six Months Ended
                                                           March 31,                               March 31,
                                               ----------------------------------     --------------------------------
                                                   2004                  2003             2004                2003
                                               ------------          ------------     -------------      -------------

Food and beverage                              $ 5,375,052           $ 5,633,805      $ 10,265,413       $ 11,300,855
Rooms                                            1,172,676               992,536         2,388,896          1,887,786
Other                                              691,483               485,527         1,400,041          1,184,548
                                               ------------          ------------     -------------      -------------
Total                                          $ 7,239,211           $ 7,111,868      $ 14,054,350       $ 14,373,189
                                               ------------          ------------     -------------      -------------


Complimentary revenues have been earned in the following casino departments as follows:


                                                     Three Months Ended                       Six Months Ended
                                                           March 31,                               March 31,
                                               ----------------------------------     --------------------------------
                                                   2004                  2003             2004                2003
                                               ------------          ------------     -------------      -------------

Food and beverage                              $ 6,080,183           $ 6,085,087      $ 11,770,287       $ 11,119,239
Rooms                                            2,273,137             2,853,024         4,639,462          5,025,241
Other                                              665,226               748,465         1,445,404          1,634,192
                                               ------------          ------------     -------------      -------------
Total                                           $9,018,546           $ 9,686,576      $ 17,855,153       $ 17,778,672
                                               ------------          ------------     -------------      -------------

Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or six months ended March 31, 2004 and 2003.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $1,131,283 and $2,848,638 for the three months ended March 31, 2004 and 2003, respectively, and $2,209,029 and $4,209,617 for the six months ended March 31, 2004 and 2003, respectively.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 2--Property and Equipment

Property and equipment consists of the following:

                                               Useful
                                               Lives                 March 31,           September 30,
                                               (Years)                 2004                  2003
                                              --------            --------------        --------------

Land and improvements                                             $  16,914,879         $  16,819,796
Buildings and improvements                      20-40               381,062,890           381,317,031
Golf course improvements                        5-15                  2,733,973             2,733,973
Furniture and equipment                         5-10                128,335,903           123,720,006
Aircraft                                         10                           -             4,551,215
Vehicles                                          3                   1,231,736             1,139,677
                                                                  --------------        --------------
                                                                    530,279,381           530,281,698
Less accumulated depreciation                                       122,001,785           107,089,367
                                                                  --------------        --------------
                                                                  $ 408,277,596         $ 423,192,331
                                                                  --------------        --------------

On March 15, 2004 the Enterprise sold its 2000 model King Air aircraft to an unrelated third party for net sale proceeds of $2,778,508. A loss on disposal in the amount of $944,090 representing the difference between net sale proceeds received and the net book value of the aircraft was recorded and is included in selling, general and administrative expense for the three and six months ended March 31, 2004.

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

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility will be used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. As of March 31, 2004, a total of $87,500,000 is drawn and outstanding on the Facility. The Enterprise pays commitment fees based on 0.5% of the available balance of the Facility. For the three months ended March 31, 2004 and 2003, the Enterprise paid commitment fees totaling$$8,920 and $22,500, respectively, on the Facility. The Enterprise paid commitment fees totaling $8,920 and $143,541 for the six months ended March 31, 2004 and 2003, respectively, on the Facility. Outstanding advances on the Facility at March 31, 2004 bear interest at LIBOR plus a margin rate of 3.125%. At March 31, 2004, outstanding advances on the Facility bore LIBOR interest at rates ranging from 1.14% to 1.21%. During the three and six months ended March 31, 2004 the Enterprise recorded interest expense totaling $1,005,918 and $2,080,524 respectively, on the outstanding balance of the Facility. During the three and six months ended March 31, 2003 the Enterprise recorded interest expense totaling $1,166,616 and $2,179,444 respectively, on the outstanding balance of the Facility.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

The Facility is collateralized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility began reducing quarterly effective December 31, 2002 in the amount of $6.25 million per quarter, until the amount of the facility is reduced to $40 million. Accordingly, borrowing capacity available under the Facility has been reduced to $87,500,000, all of which was outstanding at March 31, 2004. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of these covenants with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at March 31, 2004 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of March 31, 2004, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

Maturities of long-term debt are as follows:

Fiscal years ending September 30,

        2004                                    $  12,500,000
        2005                                       25,000,000
        2006                                       50,000,000
        2007                                                -
        2008                                                -
     Thereafter                                   200,000,000
                                                --------------

        Total                                   $ 287,500,000
                                                --------------

The Enterprise entered into an interest rate swap agreement with a major financial institution for the purpose of fixing interest rates on a term loan, thus reducing exposure to interest rate fluctuations. At March 31, 2004, the Enterprise's interest rate swap had a notional amount of $-0- as the interest swap agreement terminated January 31, 2004. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount did not represent amounts exchanged by the parties, and was not a measure of exposure to the Enterprise. The amount exchanged was based on the notional amount. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement are recognized as an adjustment to interest expense.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2003 through March 31, 2004, the Enterprise recognized other income of $56,259 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2003 through March 31, 2004 are $60,755. During the period from October 1, 2002 through March 31, 2003, the Enterprise recognized other income of $487,468 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2003 through March 31, 2003 were $84,932.

Note 4--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $216,000,000 at March 31, 2004 based on quoted market prices on or about March 31, 2004. At March 31, 2004 the fair value of the Facility approximates its carrying value because of the Facility's variable interest rate.

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

Note 6 - Related Party Transactions

Distributions to the Tribe were $17,935,000 and $24,997,998 for the three months ended March 31, 2004 and 2003, respectively and $31,307,000 and $48,864,288 for the six months ended March 31, 2004 and 2003, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in
Note 3.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

Future Annual Service payments under the Indenture are as follows:

Fiscal years ending September 30,
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
                                                    --------------

Employees of the Enterprise are provided health and life insurance coverage through the Tribe's health and life insurance plans. The Enterprise paid $2,511,278 and $2,550,449 to the Tribe under this arrangement for the three months ended March 31, 2004 and 2003, respectively and $4,819,861 and $5,417,784 for the six months ended March 31, 2004 and 2003, respectively.

The Enterprise collects and remits to the Tribe a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $346,473 and $279,869 for the three months ended March 31, 2004 and 2003, respectively. The Enterprise paid sales tax of $764,393 and $669,880 for the six months ended March 31, 2004 and 2003, respectively. During the three and six months ended March 31, 2004, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,868,500 and $3,695,158, respectively. During the three and six months ended March 31, 2003, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,783,513 and $2,915,243, respectively.

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprise's board of directors. During the three and six months ended March 31, 2004, the Enterprise made purchases of $381,603 and $805,839 respectively, from Choctaw Paper Company, Inc. During the three and six months ended March 31, 2003, the Enterprise made purchases of $380,682 and $728,847, respectively from Choctaw Paper Company, Inc.

The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the three-month periods ended March 31, 2004 and 2003, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $685,316 and $633,223 for the three months ended March 31, 2004 and 2003, respectively, and $1,380,050 and $1,298,725 for the six months ended March 31, 2004 and 2003, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code and employee licensing fees. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the three and six-month periods ended March 31, 2004 and 2003.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

The Enterprise paid $-0- and $310,980 to the Choctaw Development Enterprise, a wholly owned enterprise of the Tribe, for construction services related to development of the beach club and sand beach adjacent to Geyser Falls during the three and six months ended March 31, 2004.

During the three and six months ended March 31, 2004 the Tribe contributed $ -0-and $890,875 in cash, respectively to fund construction and development of Geyser Falls. During the three months and six months ended March 31, 2003 the Tribe contributed $142,422 and $693,387 in cash, respectively to fund construction and development of Geyser Falls. During the three months ended March 31, 2003, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $986,162.

Note 7--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $673,597 and $563,418 for the three months ended March 31, 2004 and 2003, respectively and $1,139,052 and $1,055,319 for the six months ended March 31, 2004 and 2003, respectively.

The Enterprise has no formal commitments to provide post-retirement health care benefits to retirees.

Note 8 --Contingencies

The Enterprise is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the Enterprise's financial position, results of operations or cash flows.

Note 9--Subsequent Events

On April 16, 2004 the Enterprise distributed $7,438,000 to the Tribe.

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Since the Enterprise has no publicly traded equity securities, it is a nonpublic entity as defined by SFAS 150. Nonpublic entities are subject to the provisions of SFAS 150 for the first fiscal period beginning after December 15, 2003. The Enterprise adopted the provisions of SFAS 150 effective March 31, 2004, which had no impact on our financial position, results of operations or cash flows as the Enterprise does not have any such financial instruments.

Item 2.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
              Compared to Three and Six Months Ended March 31, 2003

--------------------------------------------------------------------------------

The following business overview, discussion and analysis of the financial condition and results of operations is a summary and should be read together with the consolidated financial statements and notes thereto and the Enterprises prior filings.

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

The Enterprise's primary focus is casino operations. The other properties are used as amenities to promote and make more attractive the casinos to new and existing patrons. The Enterprise's primary business focus is the maximization of casino revenue growth while minimizing operating expenses. The Enterprise seeks to achieve these goals through aggressive promotion of its properties. The Enterprise markets the Silver Star, Golden Moon, Dancing Rabbit and Geyser Falls under the Pearl River Resort trade name and intends to continue to promote these collective properties as a premier regional entertainment and destination resort.

The Silver Star Hotel and Casino

The Silver Star is a full service gaming and entertainment complex located on a 32-acre site on the Tribe's reservation. The Silver Star, along with the Golden Moon, are currently the only land-based casinos in the state. The Silver Star opened in July 1994 and is an approximately 518,000 square foot facility that, as of March 31, 2004, featured: a 12-story hotel with 496 rooms; approximately 82,500 square feet of gaming space with 2,863 slot machines, 64 table games and 11 poker tables; approximately 30,000 square feet of meeting and convention space, which also serves as a 2,000 seat live entertainment and sports venue with sky boxes; six restaurants; three lounges; three retail outlets; an arcade; an outdoor swimming pool; a full-service spa; fitness facilities; and guest access to the adjacent Dancing Rabbit Golf Club and Geyser Falls.

The Golden Moon Hotel & Casino

The Golden Moon is a full service gaming and entertainment complex located on a 15 acre site that opened on August 26, 2002. The Golden Moon, located directly across from the Silver Star, is connected to the Silver Star via an enclosed walkway bridge that spans the highway separating the two casinos. The bridge is enclosed and climate controlled and features moving ramps to ease movement from one casino to the other. The Golden Moon is an approximately 843,000 square foot facility that, as of March 31, 2004, featured: a 28-story hotel with 571 rooms; approximately 90,000 square feet of gaming and related circulation area space with 1,814 slot machines and 65 table games; approximately 11,600 square feet of meeting space; six restaurants; five lounges; approximately 8,000 square feet of retail space; a 315-foot tower topped by an 80-foot geodesic sphere housing a restaurant and lounge; an aqua-scape, including fountains and other water effects; an indoor/outdoor swimming pool; fitness facilities; and guest access to the nearby Dancing Rabbit Golf Club and Geyser Falls.

Item 2.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
              Compared to Three and Six Months Ended March 31, 2003

--------------------------------------------------------------------------------

Non GAAP Financial Measures

Management of the Enterprise uses EBITDA as one measure of financial performance and operational efficiency. EBITDA means earnings before interest, taxes, depreciation, amortization, certain non-cash expenses and certain non-recurring items. During the three and six months ended March 31, 2004, the only non-recurring item was the loss on disposal of the Enterprise's aircraft. See further discussion at Note 2 to the consolidated financial statements. EBITDA is presented because management believes it is widely used as a measure of operating performance in the gaming industry. EBITDA is not a measure under generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to a similarly titled measure presented by other companies.

EBITDA for the three and six months ended March 31, 2004 was $33.3 million and $62.0 million, respectively compared to $27.9 million and $50.2 million, respectively for the three and six months ended March 31, 2003, an increase of $5.4 million and $11.8 million or 19.4% and 23.5%, respectively. As a percentage of net revenue, EBITDA was 42.6% and 40.9% for the three and six months ended March 31, 2004, respectively, compared to 36.8% and 34.8% for the three and six months ended March 31, 2003, respectively.

The accompanying table reconciles EBITDA to net income for the three and six months ended March 31, 2004 and 2003:

                                                                Three Months Ended                            Six Months Ended
                                                                      March 31,                                     March 31,
                                                          ---------------------------------     ------------------------------------
                                                              2004                2003              2004                   2003
                                                          -------------       -------------     -------------          -------------

Net Income                                                $ 18,514,828        $ 13,952,460      $ 33,337,424           $ 23,366,062

Depreciation                                                 7,955,761           7,896,868        15,906,204             14,878,932

Other income (expense)                                       5,869,773           6,032,793        11,852,868             11,942,418

Loss on disposal of aircraft                                   944,090                   -           944,090                      -
                                                          -------------       -------------     -------------          -------------

EBITDA                                                    $ 33,284,452        $ 27,882,121      $ 62,040,586           $ 50,187,412
                                                          -------------       -------------     -------------          -------------

Item 2.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
              Compared to Three and Six Months Ended March 31, 2003

--------------------------------------------------------------------------------

Net Revenues. Net revenues were $78.2 million for the quarter ended March 31, 2004 compared to $75.7 million for the quarter ended March 31, 2003. The $2.5 million, or 3.3% increase in net revenue was primarily due to increases in gaming, room and food revenue attributable to improved operations of the Golden Moon, as well as a decrease in promotional allowances. Net revenues were $151.6 million for the six months ended March 31, 2004 compared to $144.2 million for the six months ended March 31, 2003. The $7.5 million, or 5.2% increase in net revenue was primarily due to increases in gaming, room and food revenue attributable to improved operations of the Golden Moon, offset by a slight increase in promotional allowances. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues increased $1.8 million, or 2.6%, to $71.9 million for the quarter ended March 31, 2004 from $70.1 million for the quarter ended March 31, 2003. Casino revenues were $138.9 million for the six months ended March 31, 2004 compared to $132.0 million for the six months ended March 31, 2003, an increase of $6.9 million, or 5.2%.

Table game activity decreased as reflected in table games drop. The table game drop was $52.9 million for the quarter ended March 31, 2004 compared to table game drop of $54.0 million for the quarter ended March 31, 2003. This reflects a decrease in table activity of $1.1 million or 2.0% over the corresponding period in 2003. Table game revenue was $9.3 million for the quarter ended March 31, 2004, compared to $10.2 million for the quarter ended March 31, 2003, a decrease of $0.9 million, or 8.8%. The decrease in revenue is primarily due to decreased table game drop combined with a lower hold percentage for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Table game hold percentage was 17.6% for the quarter ended March 31, 2004 compared to 18.9% for the quarter ended March 31, 2003. The table game drop was $105.2 million for the six months ended March 31, 2004 compared to table game drop of $103.4 million for the six months ended March 31, 2003. This reflects an increase in table activity of $1.8 million or 1.7% over the corresponding period in 2003. Table game revenue was $18.6 million for the six months ended March 31, 2004 compared to $18.3 million for the six months ended March 31, 2003, an increase of $0.3 million, or 1.6%. The increase in revenue is primarily due to increased table game drop for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. Table game hold percentage was 17.7% for both the six months ended March 31, 2004 and 2003. The overall increase in table game activity for the six months is primarily attributable to improved operations of the Golden Moon. Table game hold percentage is reasonably predictable over the long-term, but can fluctuate significantly from quarter to quarter, affecting table games revenue.

Slot revenues were $61.9 million for the quarter ended March 31, 2004 compared to $59.4 million for the quarter ended March 31, 2003, an increase of $2.5 million or 4.2%. The increase is due to an increase in coin-in for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Slot revenues were $119.0 million for the six months ended March 31, 2004 compared to $112.8 million for the six months ended March 31, 2003, an increase of $6.2 million or 5.5%. The increase is primarily due to an increase in coin-in for the six months ended March 31, 2004, compared to the same period in the prior year. The increase in coin-in during both the three and six months ended March 31, 2004 is primarily attributable to improved operations of the Golden Moon.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
        Compared to Three and Six Months Ended March 31, 2003 (Continued)

--------------------------------------------------------------------------------

Food and Beverage. For the quarter ended March 31, 2004, food and beverage revenues were $8.5 million, an increase of approximately $0.2 million, or 2.4%, from $8.3 million for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, the Silver Star and Golden Moon turned 562,000 covers with an average revenue per cover of $10.90. For the quarter ended March 31, 2003, the Silver Star and Golden Moon turned 514,000 covers with an average revenue per cover of $12.21. For the six months ended March 31, 2004, food and beverage revenues were $16.5 million, an increase of approximately $0.9 million, or 5.8%, from $15.6 million for the six months ended March 31, 2003. During the six months ended March 31, 2004, the Silver Star and Golden Moon turned 1,074,000 covers with an average revenue per cover of $10.92 compared to 967,000 covers with an average revenue per cover of $12.00 during the six months ended March 31, 2003.

Rooms. Room revenues were $4.0 million for the quarter ended March 31, 2004 compared to $3.7 million for the quarter ended March 31, 2003. There was a decrease in the average daily room rate to $52.48 for the quarter ended March 31, 2004 from $53.88 for the quarter ended March 31, 2003. Our occupancy rate was 81.0% for the quarter ended March 31, 2004 compared to 76.0% for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, 56.9% of our hotel revenue was attributable to rooms occupied by Silver Star and Golden Moon customers on a complimentary basis compared to 76.6% for the quarter ended March 31, 2003. Room revenues were $8.0 million and $7.5 million for the six months ended March 31, 2004 and 2003, respectively.

Other. Other revenues decreased $0.5 million to $2.8 million for the quarter ended March 31, 2004 from $3.3 million for the quarter ended March 31, 2003. Other revenues are comprised primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers, other miscellaneous items, Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. The decrease in other revenue is primarily attributable to a decrease in retail, golf revenue and revenue generated by the Choctaw Hospitality Institute offset somewhat by increases in convention center and miscellaneous revenue. Retail revenues were down $0.2 million or 15.4% to $1.1 million for the quarter ended March 31, 2004 compared to $1.3 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004 golf revenues from the Dancing Rabbit Golf Club were $0.6 million, down $0.3 million or 36.3% from $0.9 million for the quarter ended March 31, 2003. The decrease in golf revenue for the quarter is primarily attributable to decreased golf rounds as a result of inclement weather as well as a decrease in merchandise sales. Revenue generated by the Choctaw Hospitality Institute was $0.1 million for the quarter ended March 31, 2004 compared to $0.6 million for the quarter ended March 31, 2003. Convention center revenues for the quarter ended March 31, 2004 were up $0.4 million to $0.6 million from $0.2 million for the quarter ended March 31, 2003. Other revenues including telephone, spa charges and miscellaneous items were $0.5 million for the quarter ended March 31, 2004 compared to $0.1 million for the quarter ended March 31, 2003. For the six months ended March 31, 2004 other revenues were $6.2 million compared to $6.9 million for the six months ended March 31, 2003, a $0.7 million or 10.1% decrease. The decrease in other revenue is primarily attributable to a decrease in retail and revenue generated by the Choctaw Hospitality Institute offset by an increase in convention center revenue. Retail revenues were $2.3 million compared to $2.4 million for the six months ended March 31, 2003, a $0.1 million or 4.2% decrease. Golf revenues from the Dancing Rabbit Golf Club were unchanged at $1.4 million for the six months ended March 31, 2004 and 2003. Revenue generated by the Choctaw Hospitality Institute was $0.2 million for the six months ended March 31, 2004 compared to $1.1 million for the six months ended March 31, 2003. Convention center revenues for the six months ended March 31, 2004 were up $0.2 million to $1.2 million from $1.0 million for the six months ended March 31, 2003. For the six months ended March 31, 2004 other revenue including telephone, spa charges and miscellaneous items was $0.9 million, unchanged from $0.9 million for the six months ended March 31, 2003.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
        Compared to Three and Six Months Ended March 31, 2003 (Continued)

--------------------------------------------------------------------------------

Promotional Allowances. Promotional allowances totaled $9.0 million for the quarter ended March 31, 2004, representing a $0.7 million or 7.2% decrease over promotional allowances of $9.7 million for the quarter ended March 31, 2003. Promotional allowances as a percent of casino revenues were 12.5% for the three months ended March 31, 2004 compared to 13.8% for the three months ended March 31, 2003. Promotional allowances were $17.9 million for the six months ended March 31, 2004, representing a $0.1 million or 0.6% increase over promotional allowances of $17.8 million for the six months ended March 31, 2003. During the six months ended March 31, 2004, promotional allowances decreased to 12.9% of casino revenues, from 13.4% during the six months ended March 31, 2003. The overall decrease in promotional allowances as a percentage of casino revenues for both the three and six months ended March 31, 2004 is a result of management's efforts to reward those guests whose level of casino play merits complementary items based on participation in our slot club and other gaming programs. Promotional allowances are utilized to reward existing guests and generate visits from new customers in our outer markets in an effort to increase revenues and market share.

Costs and Expenses. Total costs and expenses were $53.8 million for the quarter ended March 31, 2004 compared to $55.7 million for the quarter ended March 31, 2003, a decrease of $1.9 million or 3.4%. Total costs and expenses were $106.5 million for the six months ended March 31, 2004 compared to $108.9 million for the six months ended March 31, 2003, a decrease of $2.4 million or 2.2%. This decrease is primarily attributable to increased operating efficiencies and cost control measures instituted by management.

Casino. Casino costs and expenses were $20.1 million for the quarter ended March 31, 2004, compared to $21.2 million for the quarter ended March 31, 2003, a decrease of $1.1 million or 5.2%. Casino costs and expenses were $39.4 million for the six months ended March 31, 2004, compared to $43.0 million for the six months ended March 31, 2003, a decrease of $3.6 million or 8.4%. This decrease is primarily attributable to increased operating efficiencies, consolidation of certain casino functions, decreased employee headcount and other cost control measures instituted by management.

Food and Beverage. Food and beverage costs were $2.9 million for the quarter ended March 31, 2004 compared to $3.2 million for the quarter ended March 31, 2003, a decrease of $0.3 million or 9.4%. Food and beverage costs were $5.8 million for the six months ended March 31, 2004 compared to $6.6 million for the six months ended March 31, 2003, a decrease of $0.8 million or 12.1%. This decrease is primarily attributable to increased operating efficiencies, reduced employee headcount and food cost control efforts instituted by management.

Rooms. Room costs and expenses were $0.9 million for the quarter ended March 31, 2004 compared to $1.1 million for the quarter ended March 31, 2003, a decrease of $0.2 million or 18.2%. Room costs and expenses were $1.6 million for the six months ended March 31, 2004 compared to $2.1 million for the six months ended March 31, 2003, a decrease of $0.5 million or 23.8%. This decrease is primarily attributable to increased operating efficiencies, reduced employee headcount and room cost control efforts instituted by management.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
        Compared to Three and Six Months Ended March 31, 2003 (Continued)

--------------------------------------------------------------------------------

Other. Other costs and expenses were $2.4 million for the three months ended March 31, 2004, compared to $2.1 million for the three months ended March 31, 2003, an increase of $0.3 million, or 14.3%. Other costs and expenses were $4.5 million for the six months ended March 31, 2004, compared to $4.7 million for the six months ended March 31, 2003, a decrease of $0.2 million, or 4.3%. Other expenses are comprised of the costs related to the operation of retail outlets, the convention center, the Dancing Rabbit and Geyser Falls. Golf operating expenses were $1.2 million for the three months ended March 31, 2004 and $1.1 million for the three months ended March 31, 2003, an increase of $0.1 million, or 9.0%. Golf operating expenses were $2.3 million for the six months ended March 31, 2004 compared to $2.2 million for the six months ended March 31, 2003, an increase of $0.1 million or 4.6 %. The increase in golf operating expenses for the quarter and six-month period is primarily attributable to additional golf administrative expense. Geyser Falls operating expenses were $0.5 million and $0.8 million respectively for the three-month and six-month periods ended March 31, 2004 compared to $0.3 million and $0.7 million for the comparable periods of the prior year.

Selling, General and Administrative. Selling, general and administrative costs and expenses were $17.0 million for the quarter ended March 31, 2004 compared to $17.9 million for the quarter ended March 31, 2003, a decrease of $0.9 million or 5.0%. Selling, general and administrative costs and expenses were $34.5 million for the six months ended March 31, 2004 compared to $33.1 million for the six months ended March 31, 2003, an increase of $1.4 million or 4.2%. The overall increase in selling, general and administrative expense for the six months ended March 31, 2004 is primarily attributable to increased direct casino patron marketing efforts as well as other administrative costs associated with operation of the Golden Moon and Silver Star and the loss on disposal related to the sale of the Enterprise's aircraft. See Note 2 to the consolidated financial statements.

Depreciation. Depreciation expense was $8.0 million for the quarter ended March 31, 2004 compared to $7.9 million for the quarter ended March 31, 2003. Depreciation expense was $15.9 million for the six months ended March 31, 2004 compared to $14.9 million for the six months ended March 31, 2003. The increase for both the quarter and six months ended are primarily attributable to additional depreciation related to property and equipment and construction costs incurred for Golden Moon and Geyser Falls.

Operating Income (loss). Operating income was $24.4 million for the quarter ended March 31, 2004 compared to $20.0 million for the quarter ended March 31, 2003, an increase of $4.4 million, or 22.0%. Operating income was $45.2 million for the six months ended March 31, 2004 compared to $35.3 million for the six months ended March 31, 2003, an increase of $9.9 million, or 28.0%. The increase is primarily attributable to increased casino revenue, the operational efficiencies and cost control measures instituted by management and to a lesser extent, the expense variations previously discussed.

Other Income (Expense). Other income (expense) is comprised of interest income minus interest expense and other expense. Other expense was $5.9 million for the quarter ended March 31, 2004 compared to other expense of $6.0 million for the quarter ended March 31, 2003, representing a decrease in expense of $0.1 million which is primarily attributed to a decrease in interest expense of approximately $0.4 million, and $0.2 million decrease in other income related to the effect of interest rate changes on the interest rate swap agreement. The decrease in interest expense for quarter ended March 31, 2004 is primarily the result of reduced commitment fees related to the revolving credit facility and decreased interest expense in connection with the interest rate swap agreement. Other expense was unchanged at $11.9 million for both the six months ended March 31, 2004 and 2003.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
        Compared to Three and Six Months Ended March 31, 2003 (Continued)

--------------------------------------------------------------------------------

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended March 31, 2004 and 2003, the Enterprise recognized other income of $9,000 and $235,000 respectively, attributed to the effect of interest rate changes on the interest rate swap agreement. During the six months ended March 31, 2004 and 2003, the Enterprise recognized other income of $56,000 and $487,000, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Enterprise, including the use of estimates and assumptions are presented in the Notes to the Consolidated Financial Statements. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments which will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. The Enterprise believes that estimates related to the following areas involve a high degree of judgment and/or complexity; the allowance for doubtful accounts receivable, estimated accruals for slot jackpots and slot club bonus points, self insurance related to employee health plans and contingencies related to customer claims in the ordinary course of business.

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

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
        Compared to Three and Six Months Ended March 31, 2003 (Continued)

--------------------------------------------------------------------------------

Liquidity and Capital Resources

As of March 31, 2004, the Enterprise held cash and cash equivalents of $60.0 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $50.2 million in the six months ended March 31, 2004 compared to $32.2 million in the six months ended March 31, 2003. The increase of $18.1 million was primarily attributable to the increase in net income to $33.3 million in the six months ended March 31, 2004 from $23.4 million in the six months ended March 31, 2003.

Cash used in investing activities in the six months ended March 31, 2004 totaled $2.0 million of which $4.8 million was for capital expenditures primarily related to upgrades and maintenance of the Silver Star and Golden Moon. The Enterprise received net sale proceeds of $2.8 million related to the disposal of its 2000 model King Air aircraft as discussed in Note 2 to the consolidated financial statements. Cash used in investing activities in the six months ended March 31, 2003 totaled $31.9 million of which $34.5 million was for capital expenditures and was primarily related to development and construction of Golden Moon. During the six months ended March 31, 2003 cash provided by investing activities totaled $2.6 million and was the result of changes in restricted cash.

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

Cash used in financing activities was $37.9 million in the six months ended March 31, 2004 compared to $23.2 million cash used in the six months ended March 31, 2003. The primary use of cash in each period was distributions to the Tribe of $31.3 million and $48.9 million in the six months ended March 31, 2004 and 2003, respectively. Additionally during the six months ended March 31, 2004 the Enterprise made repayments of long-term term debt totaling $7.5 million on the revolving credit facility. The primary source of funds provided by financing activities during the six months ended March 31, 2003 was $25.0 million drawn on the revolving credit facility. The Tribe contributed cash of $0.9 million and $0.7 million to the Enterprise related to construction and development of Geyser Falls during each of the six-month periods ended March 31, 2004 and 2003, respectively.

On April 16, 2004, the Enterprise distributed $7,438,000 to the Tribe.

On December 19, 2000, the Enterprise entered into a $125.0 million reducing senior secured revolving credit facility. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the Facility has been reduced to $40 million. Accordingly, borrowing capacity available under the Facility has been reduced to $87,500,000, all of which was outstanding at March 31, 2004. The interest rate on the Facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
        Compared to Three and Six Months Ended March 31, 2003 (Continued)

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

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of this covenant with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility. Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at March 31, 2004 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of March 31, 2004, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

As of March 31, 2004 and September 30, 2003 the Tribe had outstanding liabilities of $1.6 million and $1.9 million, respectively, under credit facilities with $1.8 million and $2.4 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

The Enterprise believes that existing cash balances, operating cash flow and anticipated borrowings under the credit facilities and the offering of the Notes will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe and foreseeable capital expenditure requirements at the Silver Star and Golden Moon.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
        Compared to Three and Six Months Ended March 31, 2003 (Continued)

--------------------------------------------------------------------------------


Presently, the Enterprise has fully drawn on the Facility and does not have other existing lines of credit available for use. The Enterprise does not anticipate the need for further credit availability in the short-term. However, in the event that short-term credit is desired, the Enterprise believes that it could obtain such financing on favorable terms from commercial lending institutions.


The following table presents the long-term debt maturities and future minimum lease payments under non-cancellable leases as of March 31, 2004.

                          Fiscal years ending September 30,

                   ----------------------------------------------------------------------------------------------------------------
                       2004             2005           2006             2007            2008         Thereafter          Total
                   -------------    -------------  -------------   --------------  -------------   --------------    --------------

Long-term debt     $ 12,500,000     $ 25,000,000   $ 50,000,000    $           -   $          -    $ 200,000,000     $ 287,500,000
Operating leases        264,057          141,590              -                -              -                -           405,647

                   -------------    -------------  -------------   --------------  -------------   --------------    --------------

                   $ 12,764,057     $ 25,141,590   $ 50,000,000    $           -   $          -    $ 200,000,000     $ 287,905,647
                   -------------    -------------  -------------   --------------  -------------   --------------    --------------

Additionally and in accordance with Tribal law, the Enterprise is required to remit to the Choctaw Gaming Commission a monthly fee equal to 1% of gaming revenues. Also, and in accordance with the Tribal-State Compact the Enterprise is required to provide $250,000 annually to the Tribal-State Tourism Fund to be used for advertising and tourism promotional activities.

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Since the Enterprise has no publicly traded equity securities, it is a nonpublic entity as defined by SFAS 150. Nonpublic entities are subject to the provisions of SFAS 150 for the first fiscal period beginning after December 15, 2003. The Enterprise adopted the provisions of SFAS 150 effective March 31, 2004, which had no impact on our financial position, results of operations or cash flows as the Enterprise does not have any such financial instruments.

                     Management's Discussion And Analysis Of
           Financial Condition And Consolidated Results Of Operations
                    Three and Six Months Ended March 31, 2004
        Compared to Three and Six Months Ended March 31, 2003 (Continued)

--------------------------------------------------------------------------------

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

The Enterprise is owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or six month periods ended March 31, 2004 or 2003, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

--------------------------------------------------------------------------------

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Enterprise's primary exposure to market risk is interest rate risk associated with our long-term debt. The Enterprise had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement, the Enterprise did not settle the existing interest rate swap agreement. At March 31, 2004, the interest rate swap agreement had a notional amount of $-0- as the interest rate swap agreement terminated January 31, 2004. The notional amount did not represent amounts exchanged by the parties, and thus was not a measure of exposure to the Enterprise. The amount exchanged was based on the notional amount. The fair value liability of our interest rate swap was based on the cash termination value of the agreement using quotes from our counter-party and was $-0- at March 31, 2004. If the floating rate had increased 25 basis points, interest expense under the swap agreement for the three and six months ended March 31, 2004 would have been lower by $336 and $3,375, respectively. Additionally, current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 3.125%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $58,898 and $119,523 during the three and six months ended March 31, 2004, respectively.

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


Date: May 14, 2004              Choctaw Resort Development Enterprise




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


 May 14, 2004                            /s/ Jay Dorris
                                         --------------
                                         Jay Dorris
                                         President (Principal Executive Officer)

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

May 14, 2004                         /s/ Michael A. Donald
                                     ---------------------
                                     Michael A. Donald
                                     Vice President of Resort Finance
                                    (Principal Financial and Accounting Officer)