Form 10-Q
period 2004-06-30
CHOCTAW RESORT DEVELOPMENT ENTERPRISE
filed 2004-08-13
CIK 1141344

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q
(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended: June 30, 2004

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


PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements (unaudited)

          Consolidated Balance Sheets as of June 30, 2004
          and September 30, 2003.............................................3

          Consolidated Statements of Operations and Comprehensive Income
          for the Three and Nine Months Ended June 30, 2004 and 2003.........4

          Consolidated Statement of Owner's Equity for the Nine Months
          Ended June 30, 2004................................................5

          Consolidated Statements of Cash Flows for the Nine Months Ended
          June 30, 2004 and 2003.............................................6

          Notes to Consolidated Financial Statements ........................7

Item 2 -- Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................16

Item 3 -- Quantitative and Qualitative Disclosure of Market Risk............27

Item 4 -- Controls and Procedures...........................................28

PART II  -- OTHER INFORMATION...............................................29

Signatures  - ..............................................................30

PART I. Financial Information
  Item 1  Financial Statements

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      June 30, 2004 and September 30, 2003

-------------------------------------------------------------------------------


                                                                                  June 30,          September 30,
                                                                                    2004                 2003
                                                                           -------------------  --------------------

                                         Assets
Current assets:
    Cash and cash equivalents                                                    $ 52,812,803         $  49,712,096
    Accounts receivable (net of allowance of
      $3,192,656 and $3,092,390)                                                    3,376,998             4,811,952
    Inventories                                                                     2,283,483             2,251,395
    Prepaid expenses and other                                                      3,424,877             1,804,452
                                                                           -------------------  --------------------
             Total current assets                                                  61,898,161            58,579,895

    Property and equipment, net                                                   402,761,520           423,192,331
    Deferred loan costs, net                                                        3,956,584             4,782,154
    Other assets                                                                    3,265,294             3,414,389
                                                                           -------------------  --------------------
             Total assets                                                        $471,881,559         $ 489,968,769
                                                                           -------------------  --------------------

                             Liabilities and Owner's Equity
Current liabilities:
    Current maturities of long-term debt                                         $ 25,000,000         $  20,000,000
    Accounts payable                                                                4,288,641             6,094,984
    Construction accounts payable                                                   7,112,356             7,167,306
    Due to Tribe                                                                           60                    86
    Accrued liabilities:
      Accrued payroll and related                                                   9,666,866             8,866,960
      Accrued expenses and other liabilities                                        9,699,792             8,647,980
      Accrued interest expense                                                      4,889,436             9,723,473
                                                                           -------------------  --------------------
             Total current liabilities                                             60,657,151            60,500,789

Long term debt, net of current maturities                                         256,250,000           275,000,000

Commitments and contingencies

Owner's equity:
    Contributed capital                                                           154,974,408           154,528,735
    Retained (deficit) earnings                                                             -                     -
    Accumulated other comprehensive loss                                                    -               (60,755)
                                                                           -------------------  --------------------
             Total owner's equity                                                 154,974,408           154,467,980
                                                                           -------------------  --------------------

             Total liabilities and owner's equity                                $471,881,559         $ 489,968,769
                                                                           -------------------  --------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
           For the Three and Nine Months Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------



                                                        Three Months Ended                    Nine Months Ended
                                                               June 30,                             June 30,
                                                 ---------------------------------   ------------------------------------
                                                      2004              2003               2004               2003
                                                 ----------------  ---------------   -----------------  -----------------
Revenue:
    Casino                                           $63,639,028      $65,633,685       $ 202,497,495       $197,613,301
    Food & beverage                                    8,257,385        7,926,909          24,724,891         23,559,304
    Rooms                                              4,604,420        4,433,946          12,616,196         11,912,443
    Other                                              5,483,889        5,246,760          11,643,441         12,158,023
                                                 ----------------  ---------------   -----------------  -----------------
             Gross revenue                            81,984,722       83,241,300         251,482,023        245,243,071
    Less: promotional allowances                      (8,875,450)      (8,922,037)        (26,730,603)       (26,700,709)
                                                 ----------------  ---------------   -----------------  -----------------
             Net revenue                              73,109,272       74,319,263         224,751,420        218,542,362
                                                 ----------------  ---------------   -----------------  -----------------

Costs and expenses:
    Casino                                            17,936,515       19,448,096          57,355,997         62,467,438
    Food & beverage                                    2,926,575        3,629,595           8,758,307         10,184,984
    Rooms                                                832,842        1,232,150           2,417,886          3,333,069
    Other                                              3,194,083        3,200,651           7,702,361          7,890,117
    Selling, general, and administrative              17,549,658       17,083,072          52,008,362         50,142,620
    Maintenance and utilities                          2,661,146        2,180,795           7,403,558          6,791,818
    Depreciation                                       7,924,662        7,805,939          23,830,866         22,684,871
                                                 ----------------  ---------------   -----------------  -----------------
             Total                                    53,025,481       54,580,298         159,477,337        163,494,917
                                                 ----------------  ---------------   -----------------  -----------------

Operating income                                      20,083,791       19,738,965          65,274,083         55,047,445
                                                 ----------------  ---------------   -----------------  -----------------

Other income (expense):
    Interest income                                       22,606           20,878              74,289            129,101
    Interest expense                                  (5,837,023)      (6,290,733)        (17,797,833)       (18,828,842)
    Other income                                               -          180,222              56,259            667,690
                                                 ----------------  ---------------   -----------------  -----------------
             Total                                    (5,814,417)      (6,089,633)        (17,667,285)       (18,032,051)
                                                 ----------------  ---------------   -----------------  -----------------

Net income                                            14,269,374       13,649,332          47,606,798         37,015,394

Other comprehensive income                                     -           43,758              60,755            128,690
                                                 ----------------  ---------------   -----------------  -----------------

Comprehensive income                                 $14,269,374      $13,693,090         $47,667,553        $37,144,084
                                                 ----------------  ---------------   -----------------  -----------------

   The accompanying notes are an integral part of these consolidated financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                    CONSOLIDATED STATEMENT OF OWNER'S EQUITY
                                   (UNAUDITED)
                     For the Nine Months Ended June 30, 2004

--------------------------------------------------------------------------------

                                                                                 Accumulated
                                                               Retained              Other              Total
                                          Contributed          Earnings          Comprehensive         Owner's
                                            Capital            (Deficit)         Income (Loss)          Equity
                                        -----------------  ------------------  ------------------  -----------------

Balances, September 30, 2003                $154,528,735            $      -          $  (60,755)      $154,467,980

    Net income                                         -          47,606,798                   -         47,606,798
    Contributed capital                          890,875                   -                   -            890,875
    Distributions                               (445,202)        (47,606,798)                  -        (48,052,000)
    Reclassification adjustment
      under SFAS 133                                   -                   -              60,755             60,755
                                        -----------------  ------------------  ------------------  -----------------


Balances, June 30, 2004                     $154,974,408            $      -             $     -       $154,974,408
                                        -----------------  ------------------  ------------------  -----------------

   The accompanying notes are an integral part of these consolidated financial statements.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                For the Nine Months Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                              ---------------        --------------
                                                                                   2004                   2003
                                                                              ---------------        --------------

Cash flows from operating activities:
      Net income                                                                 $ 47,606,798         $ 37,015,394
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                                                24,717,191           23,598,222
      Loss on disposal of property and equipment                                    1,046,947                2,205
      Change in operating assets and liabilities:
        Accounts receivable, net                                                    1,434,954            (764,212)
        Inventories                                                                  (32,088)            (150,795)
        Prepaid expenses and other                                                (1,620,425)            (944,438)
        Other assets                                                                   87,845            (802,480)
        Accounts payable and due to Tribe                                         (1,806,369)          (3,863,301)
        Accrued liabilities                                                       (2,982,319)          (3,205,717)
                                                                              ---------------        --------------
Net cash provided by operating activities                                         68,452,534           50,884,878
                                                                              ---------------        --------------
Cash flows from investing activities:
      Acquisitions of property and equipment, net of
        amounts in construction accounts payable                                  (7,219,210)         (40,131,842)
      Net proceeds from disposal of property and equipment                          2,778,508                    -
      Restricted cash                                                                       -            2,617,915
                                                                              ---------------        --------------
Net cash (used in) investing activities                                            (4,440,702)         (37,513,927)
                                                                              ---------------        --------------
Cash flows from financing activities:
      Borrowing under credit facilities                                                     -           25,000,000
      Repayment of long-term debt                                                (13,750,000)                    -
      Contributions of cash from Tribe                                                890,875              743,387
      Distributions to Tribe                                                     (48,052,000)         (62,729,288)
      Loan fees paid                                                                        -            (225,000)
                                                                              ---------------        --------------
Net cash (used in) financing activities                                          (60,911,125)         (37,210,901)
                                                                              ---------------        --------------
Net increase (decrease) in cash and cash equivalents                               3,100,707         (23,839,950)
Cash and cash equivalents at beginning of period                                  49,712,096           72,783,499
                                                                              ---------------        --------------
Cash and cash equivalents at end of period                                      $ 52,812,803         $ 48,943,549
                                                                              ---------------        --------------
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                     $ 21,806,300         $ 22,668,744
                                                                              ---------------        --------------
Supplemental disclosure of non-cash investing and
   financing activities:
        Contributions of property and equipment from the Tribe                            $ -          $ 7,927,196
                                                                              ---------------        --------------
        Accounts payable for construction                                         $ 7,112,356          $ 7,522,468
                                                                              ---------------        --------------

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The interim financial statements and notes thereto should be read in conjunction with the Enterprise's audited financial statements and notes thereto for the year ended September 30, 2003.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
-------------------------------------------------------------------------------

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

Deferred Loan Costs

Deferred loan costs consist of costs incurred in the issuance of long-term debt. Amortization of deferred loan costs is computed using the interest method over the stated maturity of long-term debt. Accumulated amortization of the deferred loan costs is $3,469,399 and $2,643,829 at June 30, 2004 and September 30, 2003,
respectively.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

--------------------------------------------------------------------------------

The estimated cost of providing these promotional allowances is charged to the casino department in the following amounts:


                                 Three Months Ended                     Nine Months Ended
                                       June 30,                               June 30,
                         ------------------------------------- ------------------------------------
                              2004                2003               2004                2003
                         ---------------    ------------------ -----------------    ---------------

Food and beverage            $5,178,866           $ 4,540,845       $15,444,279        $15,841,700
Rooms                         1,187,936               602,648         3,576,832          2,490,434
Other                           720,553               791,136         2,120,594          1,975,684
                         ---------------    ------------------ -----------------    ---------------
Total                        $7,087,355           $ 5,934,629       $21,141,705        $20,307,818
                         ---------------    ------------------ -----------------    ---------------


Complimentary revenues have been earned in the following casino departments as follows:


                                Three Months Ended                        Nine Months Ended
                                       June 30,                               June 30,
                         ------------------------------------- ------------------------------------
                              2004                2003               2004                2003
                         ---------------    ------------------ -----------------    ---------------

Food and beverage            $5,721,254           $ 5,435,508       $17,491,541        $16,554,747
Rooms                         2,483,670             2,663,714         7,123,132          7,688,955
Other                           670,519               822,815         2,115,923          2,457,007
                         ---------------    ------------------ -----------------    ---------------
Total                        $8,875,443           $ 8,922,037       $26,730,596        $26,700,709
                         ---------------    ------------------ -----------------    ---------------


Income Taxes

The Enterprise is an unincorporated business enterprise owned by the Tribe, a federally recognized Indian tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or nine months ended June 30, 2004 and 2003.

Advertising Expense

Advertising is expensed as incurred and is included in selling, general, and administrative expense and casino costs and expenses. Advertising expense was $1,921,650 and $3,017,966 for the three months ended June 30, 2004 and 2003, respectively, and $4,130,679 and $7,227,583 for the nine months ended June 30, 2004 and 2003, respectively.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

Note 2--Property and Equipment

Property and equipment consists of the following:

                                        Useful
                                         Lives             June 30,           September 30,
                                        (Years)              2004                 2003
                                    ----------------   ------------------  --------------------

Land and improvements                                       $ 16,914,879         $  16,819,796
Buildings and improvements               20-40               381,619,295           381,317,031
Golf course improvements                 5-15                  2,733,973             2,733,973
Furniture and equipment                  5-10                129,879,061           123,720,006
Aircraft                                  10                           -             4,551,215
Vehicles                                   3                   1,234,355             1,139,677
                                                       ------------------  --------------------
                                                             532,381,563           530,281,698
Less accumulated depreciation                                129,620,043           107,089,367
                                                       ------------------  --------------------
                                                           $ 402,761,520         $ 423,192,331
                                                       ------------------  --------------------


On March 15, 2004 the Enterprise sold its 2000 model King Air aircraft to an unrelated third party for net sale proceeds of $2,778,508. A loss on disposal in the amount of $944,090 representing the difference between net sale proceeds received and the net book value of the aircraft was recorded and is included in selling, general and administrative expense for the nine months ended June 30, 2004.

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

On December 29, 2000, the Enterprise entered into a $125 million reducing revolving credit facility (the "Facility"). The Facility was used by the Enterprise to (i) finance the construction of the Golden Moon, (ii) provide working capital, (iii) finance permitted capital expenditures, and (iv) for general purposes of the Enterprise. As of June 30, 2004, a total of $81,250,000 is drawn and outstanding on the Facility. The Enterprise pays commitment fees based on 0.5% of the available balance of the Facility. For the three months ended June 30, 2004 and 2003, the Enterprise paid commitment fees totaling $729 and $127,667, respectively, on the Facility. The Enterprise paid commitment fees totaling $9,649 and $271,208 for the nine months ended June 30, 2004 and 2003, respectively, on the Facility. Outstanding advances on the Facility at June 30, 2004 bear interest at LIBOR plus a margin rate of 2.75%. At June 30, 2004, outstanding advances on the Facility bore LIBOR interest at rates ranging from 1.14% to 1.87%. During

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

the three and nine months ended June 30, 2004, the Enterprise recorded interest expense totaling $936,834 and $3,017,358, respectively, on the outstanding balance of the Facility. During the three and nine months ended June 30, 2003, the Enterprise recorded interest expense totaling $1,181,948 and $3,361,392, respectively, on the outstanding balance of the Facility.

The Facility is collateralized by the personal property of and the revenue generated by the Silver Star and the Golden Moon. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility began reducing quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the Facility has been reduced to $40 million. Accordingly, borrowing capacity available under the Facility has been reduced to $81,250,000, all of which was outstanding at June 30, 2004. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of these covenants with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility.
Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at June 30, 2004 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of June 30, 2004, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

Maturities of long-tem debt are as follows:

Fiscal years ending September 30,
        2004                                                   $ 6,250,000
        2005                                                    25,000,000
        2006                                                    50,000,000
        2007                                                             -
        2008                                                             -
        Thereafter                                             200,000,000
                                                      ---------------------

        Total                                                $ 281,250,000
                                                      ---------------------

The Enterprise entered into an interest rate swap agreement with a major financial institution for the purpose of fixing interest rates on a term loan, thus reducing exposure to interest rate fluctuations. At June 30, 2004, the Enterprise's interest rate swap had a notional amount of $-0- as the interest swap agreement terminated January 31, 2004. This agreement effectively fixed the interest rate on the term loan at 8.25%. The notional amount did not represent amounts exchanged by the parties, and thus was not a measure of exposure to the Enterprise. The amount exchanged was based on the notional amount. The term loan was repaid on April 24, 2001, however, the Enterprise did not concurrently settle the interest rate swap agreement. The differences to be paid or received by the Enterprise under the terms of the interest rate swap agreement were recognized as an adjustment to interest expense.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

--------------------------------------------------------------------------------

Effective October 1, 2000, the Enterprise adopted SFAS 133. The interest rate swap agreement described above is defined as a derivative instrument under SFAS
133. In accordance with the transition provisions of SFAS 133, the Enterprise recorded a cumulative-effect-type transition adjustment of $541,847 in other comprehensive loss and in accrued expenses and other liabilities to recognize the fair value of the Enterprise's liability under this swap agreement on October 1, 2000. Although the Enterprise had designated this swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the period from October 1, 2003 through June 30, 2004, the Enterprise recognized other income of $56,259 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2003 through June 30, 2004 are $60,755. During the period October 1, 2002 through June 30, 2003, the Enterprise recognized other income of $667,690 and a related decrease in accrued expenses and other liabilities representing the effect during this period of interest rate changes. Reclassifications to other comprehensive income during the period from October 1, 2002 through June 30, 2003 were $128,690.

Note 4--Fair Value of Financial Instruments

The carrying values of the Enterprise's cash and cash equivalents, accounts receivable, note payable, and accounts payable approximate fair value because of the short maturity of those instruments. Estimated fair value of the Notes is $215,000,000 at June 30, 2004 based on quoted market prices on or about June 30, 2004. At June 30, 2004, the fair value of the Facility approximates its carrying value because of the Facility's variable interest rate.

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

Note 6 - Related Party Transactions

Distributions to the Tribe were $16,745,000 and $13,865,000 for the three months ended June 30, 2004 and 2003, respectively and $48,052,000 and $62,729,288 for the nine months ended June 30, 2004 and 2003, respectively. Subsequent to January 31, 2000, the Enterprise makes distributions to the Tribe at the Tribe's discretion subject to the distribution restrictions under the Notes described in
Note 3.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

Future Annual Service payments under the Indenture are as follows:

Fiscal years ending September 30,
          2004                                         63,669,375
          2005                                         66,852,844
          2006                                         70,195,486
          2007                                         73,705,260
          2008                                         77,390,523
                                                 -----------------

         Total                                       $351,813,488
                                                 -----------------

Employees of the Enterprise are provided health and life insurance coverage through the Tribe's health and life insurance plans. The Enterprise paid $2,405,599 and $2,300,478 to the Tribe under this arrangement for the three months ended June 30, 2004 and 2003, respectively and $7,225,460 and $7,718,261 for the nine months ended June 30, 2004 and 2003, respectively.

The Enterprise collects and remits to the Tribe a 7% sales tax to the Tribe on rooms, food, beverage, sundry and entertainment revenue. The total sales tax paid was $447,394 and $385,494 for the three months ended June 30, 2004 and 2003, respectively. The Enterprise paid sales tax of $1,211,787 and $1,055,374 for the nine months ended June 30, 2004 and 2003, respectively. During the three and nine months ended June 30, 2004, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $2,099,313 and $5,794,471, respectively. During the three and nine months ended June 30, 2003, the Enterprise paid rent for office space and purchased certain goods and services from the Tribe and its businesses in the amount of $1,144,854 and $4,060,097, respectively.

The Enterprise purchases coarse paper and janitorial supplies from Choctaw Paper Company, Inc. in the ordinary course of business. Choctaw Paper Company, Inc. is majority owned by a member of the Enterprises' board of directors. During the three and nine months ended June 30, 2004, the Enterprise made purchases of $399,968 and $1,205,807 respectively, from Choctaw Paper Company, Inc. During the three and nine months ended June 30, 2003, the Enterprise made purchases of $387,687 and $1,116,534, respectively from Choctaw Paper Company, Inc.

The Enterprise paid $62,500 to the Tribal/State Tourism Fund for the promotion of tourism in Mississippi for each of the three-month periods ended June 30, 2004 and 2003, as required under the Tribal-State Compact. The Choctaw Gaming Commission was paid $734,402 and $720,781 for the three months ended June 30, 2004 and 2003, respectively, and $2,114,452 and $2,019,506 for the nine months ended June 30, 2004 and 2003, respectively, for fees assessed at 1% of gaming revenues per the Tribal Code and employee licensing fees. Amounts paid to the Choctaw Gaming Commission along with amounts paid to the Tribal/State Tourism fund are included in selling, general and administrative expense for the three and nine-month periods ended June 30, 2004 and 2003.

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

The Enterprise paid $-0- and $310,980 to the Choctaw Development Enterprise, a wholly owned enterprise of the Tribe, for construction services related to development of the beach club and sand beach adjacent to Geyser Falls during the three and nine months ended June 30, 2004. The Choctaw Development Enterprise was paid $1,111,216 for the three and nine months ended June 30, 2003 for the construction services related to development of the beach club and sand beach lagoon adjacent to Geyser Falls.

During the three months and nine months ended June 30, 2004 the Tribe contributed $-0- and $890,875 in cash, respectively to fund construction and development of Geyser Falls. During the three and nine months ended June 30, 2003 the Tribe contributed $50,000 and $743,387 in cash, respectively to fund construction and development of Geyser Falls. During the three and nine months ended June 30, 2003, the Tribe contributed property and equipment to the Enterprise at the Tribe's cost of $6,941,034 and $7,927,196, respectively.

Note 7--Employee Benefit Plans

Employees of the Enterprise are eligible to participate in the Tribe's 401(k) plan. The Enterprise expensed contributions of $529,389 and $472,724 for the three months ended June 30, 2004 and 2003, respectively and $1,668,438 and $1,528,043 for the nine months ended June 30, 2004 and 2003, respectively.

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

Note 9--Subsequent Events

On August 2, 2004 the Enterprise distributed $2,700,000 to the Tribe.

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

                      CHOCTAW RESORT DEVELOPMENT ENTERPRISE
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

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

Item 2.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
              Compared to Three and Nine Months Ended June 30, 2003

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

The Silver Star Hotel and Casino

The Silver Star is a full service gaming and entertainment complex located on a 32-acre site on the Tribe's reservation. The Silver Star, along with the Golden Moon, are currently the only land-based casinos in the state. The Silver Star opened in July 1994 and is an approximately 518,000 square foot facility that, as of June 30, 2004, featured: a 12-story hotel with 496 rooms; approximately 82,500 square feet of gaming space with 2,826 slot machines, 45 table games and 11 poker tables; approximately 30,000 square feet of meeting and convention space, which also serves as a 2,000 seat live entertainment and sports venue with sky boxes; six restaurants; three lounges; three retail outlets; an arcade; an outdoor swimming pool; a full-service spa; fitness facilities; and guest access to the adjacent Dancing Rabbit Golf Club and Geyser Falls.

The Golden Moon Hotel & Casino

The Golden Moon is a full service gaming and entertainment complex located on a 15 acre site that opened on August 26, 2002. The Golden Moon, located directly across from the Silver Star, is connected to the Silver Star via an enclosed walkway bridge that spans the highway separating the two casinos. The bridge is enclosed and climate controlled and features moving ramps to ease movement from one casino to the other. The Golden Moon is an approximately 843,000 square foot facility that, as of June 30, 2004, featured: a 28-story hotel with 571 rooms; approximately 90,000 square feet of gaming and related circulation area space with 1,867 slot machines and 40 table games; approximately 11,600 square feet of meeting space; six restaurants; five lounges; approximately 8,000 square feet of retail space; a 315-foot tower topped by an 80-foot geodesic sphere housing a restaurant and lounge; an aqua-scape, including fountains and other water effects; an indoor/outdoor swimming pool; fitness facilities; and guest access to the nearby Dancing Rabbit Golf Club and Geyser Falls.

Item 2.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
              Compared to Three and Nine Months Ended June 30, 2003

--------------------------------------------------------------------------------

Non GAAP Financial Measures

Management of the Enterprise uses EBITDA as one measure of financial performance and operational efficiency. EBITDA means earnings before interest, taxes, depreciation, amortization, certain non-cash expenses and certain non-recurring items. During the nine months ended June 30, 2004, the only non-recurring item was the loss on disposal of the Enterprise's aircraft. See further discussion at
Note 2 to the consolidated financial statements. EBITDA is presented because management believes it is widely used as a measure of operating performance in the gaming industry. EBITDA is not a measure under generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of cash flows or a measure of liquidity. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to a similarly titled measure presented by other companies.

EBITDA for the three and nine months ended June 30, 2004 was $28.0 million and $90.0 million, respectively compared to $27.5 million and $77.7 million, respectively for the three and nine months ended June 30, 2003, an increase of $0.5 million and $12.3 million or 1.8% and 15.8%, respectively. As a percentage of net revenue, EBITDA was 38.3% and 40.1% for the three and nine months ended June 30, 2004, respectively, compared to 37.1% and 35.6% for the three and nine months ended June 30, 2003, respectively.

The accompanying table reconciles EBITDA to net income for the three and nine months ended June 30, 2004 and 2003:



                                                 Three Months Ended                            Nine Months Ended
                                                     June 30,                                       June 30,
                                 ----------------------------------------      ------------------------------------------
                                           2004                  2003                    2004                  2003
                                 --------------------   -----------------      -------------------   --------------------

Net Income                              $ 14,269,374        $ 13,649,332             $ 47,606,798           $ 37,015,394

Depreciation                               7,924,662           7,805,939               23,830,866             22,684,871

Other income (expense)                     5,814,417           6,089,633               17,667,285             18,032,051

Loss on disposal of aircraft                       -                   -                  944,090                      -
                                 --------------------   -----------------      -------------------   --------------------

EBITDA                                  $ 28,008,453        $ 27,544,904             $ 90,049,039           $ 77,732,316
                                 --------------------   -----------------      -------------------   --------------------



Item 2.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
              Compared to Three and Nine Months Ended June 30, 2003

--------------------------------------------------------------------------------

Net  Revenues.  Net revenues  were $73.1 million for the quarter ended June
30, 2004 compared to $74.3 million for the quarter ended June 30, 2003. The $1.2 million, or 1.6% decrease in net revenue was primarily due to decreases in gaming revenue offset somewhat by increases in room, food and other revenue. Net revenues were $224.8 million for the nine months ended June 30, 2004 compared to $218.5 million for the nine months ended June 30, 2003. The $6.3 million, or 2.8% increase in net revenue was primarily due to increases in gaming, room and food revenue attributable to improved operations of the Golden Moon, offset by a slight decrease in other revenue. Complimentary revenues are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

Casino. Casino revenues decreased $2.0 million, or 3.0%, to $63.6 million for the quarter ended June 30, 2004 from $65.6 million for the quarter ended June 30, 2003. Casino revenues were $202.5 million for the nine months ended June 30, 2004 compared to $197.6 million for the nine months ended June 30, 2003, an increase of $4.9 million, or 2.5%.

In early April 2004, management reduced the number of casino table games from 127 to 86 in an effort to better match our table game offerings with current customer demand and to increase departmental operating efficiencies. Accordingly, table game activity has decreased as reflected in table games drop. The table game drop was $41.7 million for the quarter ended June 30, 2004 compared to table game drop of $55.7 million for the quarter ended June 30, 2003. This reflects a decrease in table activity of $14.0 million or 25.1% over the corresponding period in 2003. Table game revenue was $8.4 million for the quarter ended June 30, 2004 compared to $8.6 million for the quarter ended June 30, 2003, a decrease of $0.2 million, or 2.3%. The decrease in revenue is primarily due to the decreased table game drop offset somewhat by a higher table game hold percentage. Table game hold percentage was 20.1% for the quarter ended June 30, 2004 compared to 15.4% for the quarter ended June 30, 2003. The table game drop was $146.9 million for the nine months ended June 30, 2004 compared to table game drop of $159.1 million for the nine months ended June 30, 2003. This reflects a decrease in table activity of $12.2 million or 7.7% over the corresponding period in 2003. Table game revenue was $27.0 million for the nine months ended June 30, 2004 compared to $26.9 million for the nine months ended June 30, 2003, an increase of $0.1 million, or 0.4%. The slight increase in revenue is primarily due to a higher table game hold percentage for the nine months ended June 30, 2004 when compared to the nine months ended June 30, 2004. Table game hold percentage was 18.4% for the nine months ended June 30, 2004 compared to 16.9% for the nine months ended June 30, 2003. Table game hold percentage is reasonably predictable over the long-term, but can fluctuate significantly from quarter to quarter, affecting table games revenue.

Slot revenues were $54.6 million for the quarter ended June 30, 2004 compared to $56.6 million for the quarter ended June 30, 2003, a decrease of $2.0 million or 3.5%. The decrease is due to a decrease in coin in for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Slot revenues were $173.6 million for the nine months ended June 30, 2004 compared to $169.4 million for the nine months ended June 30, 2003, an increase of $4.2 million or 2.5%. The increase is primarily due to an increase in coin-in for the nine months ended June 30, 2004, compared to the same period in the prior year. The increase in coin in during the nine months ended June 30, 2004 is primarily attributable to improved operations of the Golden Moon.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
        Compared to Three and Nine Months Ended June 30, 2003 (Continued)

--------------------------------------------------------------------------------

Food and Beverage. For the quarter ended June 30, 2004, food and beverage revenues were $8.3 million, an increase of approximately $0.4 million, or 5.1%, from $7.9 million for the quarter ended June 30, 2003. During the quarter ended June 30, 2004, the Silver Star and Golden Moon turned 562,000 covers with an average revenue per cover of $11.02. For the quarter ended June 30, 2003, the Silver Star and Golden Moon turned 523,000 covers with an average revenue per cover of $11.46. For the nine months ended June 30, 2004, food and beverage revenues were $24.7 million, an increase of approximately $1.1 million, or 4.7%, from $23.6 million for the nine months ended June 30, 2003. During the nine months ended June 30, 2003, the Silver Star and Golden Moon turned 1,636,000 covers with an average revenue per cover of $10.96 compared to 1,490,000 covers with an average revenue per cover of $11.78 during the nine months ended June 30, 2003.

Rooms. Room revenues were $4.6 million for the quarter ended June 30, 2004 compared to $4.4 million for the quarter ended June 30, 2003. There was a decrease in the average daily room rate to $52.70 for the quarter ended June 30, 2004 from $57.82 for the quarter ended June 30, 2003. Our occupancy rate was 90.7% for the quarter ended June 30, 2004 compared to 80.0% for the quarter ended June 30, 2003. During the quarter ended June 30, 2004, 52.7% of our hotel revenue was attributable to rooms occupied by Silver Star and Golden Moon customers on a complimentary basis compared to 60.5% for the quarter ended June 30, 2003. Room revenues were $12.6 million and $11.9 million for the nine months ended June 30, 2004 and 2003, respectively.

Other. Other revenues increased $0.3 million to $5.5 million for the quarter ended June 30, 2004 from $5.2 million for the quarter ended June 30, 2003. Other revenues are comprised primarily of revenue from the casino's various retail outlets, the convention center, fees earned from cash advances to customers, other miscellaneous items, Dancing Rabbit, Geyser Falls and the Choctaw Hospitality Institute. The increase in other revenue is primarily attributable to an increase in water park revenue offset by decreases in retail and golf revenues. Retail revenues were down $0.1 million or 8.3% to $1.1 million for the quarter ended June 30, 2004 compared to $1.2 million for the quarter ended June 30, 2003. For the quarter ended June 30, 2004 golf revenues from the Dancing Rabbit Golf Club were $1.3 million, down $0.4 million or 23.5% from $1.7 million for the quarter ended June 30, 2003. The decrease in golf revenue for the quarter is attributable to decreased golf rounds as a result of inclement weather as well as a decrease in merchandise sales. Revenue generated by Geyser Falls was $1.9 million for the quarter ended June 30, 2004 compared to $1.3 million for quarter ended June 30, 2003, and increase of $0.6 million or 46.2%. Revenue generated by the Choctaw Hospitality Institute were unchanged at $0.2 million for both the quarters ended June 30, 2004 and 2003. Convention center revenues for the quarter ended June 30, 2004 were unchanged at $0.4 million for both the quarters ended June 30, 2004 and 2003. Other revenue including telephone, spa charges and miscellaneous items was unchanged at $0.4 million for both the quarters ended June 30, 2004 and 2003.

For the nine months ended June 30, 2004 other revenues were $11.6 million compared to $12.2 million for the nine months ended June 30, 2003, a $0.6 million or 4.9% decrease. The decrease in other revenue is primarily attributable to a decrease in revenue generated by the Choctaw Hospitality Institute and a decrease in retail and golf revenue offset somewhat by increases in convention center and water park revenue. Retail revenues were $3.4 million for the nine months ended June 30, 2004 compared to $3.6 million for the nine months ended June 30, 2003, a $0.2 million or 5.6% decrease. Golf revenues from the Dancing Rabbit Golf Club were $2.7 million for the nine months ended June 30, 2004 compared to $3.1 million for the nine months ended June 30, 2003, a $0.4 million or 12.9% decrease. Revenues generated

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
        Compared to Three and Nine Months Ended June 30, 2003 (Continued)

--------------------------------------------------------------------------------

by Geyser Falls were $1.9 million for the nine months ended June 30, 2004 compared to $1.3 million for the nine months ended June 30, 2003. Revenue generated by the Choctaw Hospitality Institute was $0.4 million for the nine months ended June 30, 2004 compared to $1.3 million for the nine months ended June 30, 2003. Convention center revenues for the nine months ended June 30, 2004 were up $0.2 million to $1.6 million from $1.4 million for the nine months ended June 30, 2003. Other revenue including telephone, spa charges and miscellaneous items were unchanged at $1.3 million for both the nine months ended June 30, 2004 and 2003.

Promotional Allowances. Promotional allowances totaled $8.9 million for the quarter ended June 30, 2004, unchanged from promotional allowances of $8.9 million for the quarter ended June 30, 2003. Promotional allowances as a percent of casino revenues were 14.0% for the three months ended June 30, 2004 compared to 13.6% for the three months ended June 30, 2003. Promotional allowances were $26.7 million for the nine months ended June 30, 2003, unchanged from promotional allowances of $26.7 for the nine months ended June 30, 2003. During the nine months ended June 30, 2004, promotional allowances decreased to 13.2% of casino revenues from 13.5% during the nine months ended June 30, 2003. Promotional allowances are used to reward existing guests and generate visits from new customers in our outer markets in an effort to increase revenues and market share.

Costs and Expenses. Total costs and expenses were $53.0 million for the quarter ended June 30, 2004 compared to $54.6 million for the quarter ended June 30, 2003, a decrease of $1.6 million or 2.9%. Total costs and expenses were $159.5 million for the nine months ended June 30, 2004 compared to $163.5 million for the nine months ended June 30, 2003, a decrease of $4.0 million or 2.4%. The decrease for both periods is primarily attributable to increased operating efficiencies and cost control measures instituted by management.

Casino. Casino costs and expenses were $17.9 million for the quarter ended June 30, 2004, compared to $19.4 million for the quarter ended June 30, 2003, a decrease of $1.5 million or 7.7%. Casino costs and expenses were $57.4 million for the nine months ended June 30, 2004, compared to $62.5 million for the nine months ended June 30, 2003, a decrease of $5.1 million or 8.2%. The decrease for both the quarter and nine-month period is primarily attributable to increased operating efficiencies, consolidation of certain casino functions and other cost control measures instituted by management.

Food and Beverage. Food and beverage costs were $2.9 million for the quarter ended June 30, 2004 compared to $3.6 million for the quarter ended June 30, 2003, a decrease of $0.7 million or 19.4%. Food and beverage costs were $8.8 million for the nine months ended June 30, 2004 compared to $10.2 million for the nine months ended June 30, 2003. The decrease for both the quarter and nine-month period is primarily attributable to increased operating efficiencies, reduced employee headcount and food cost control efforts instituted by management.

Rooms. Room costs and expenses were $0.8 million for the quarter ended June 30, 2004 compared to $1.2 million for the quarter ended June 30, 2003, a decrease of $0.4 million or 33.3%. Room costs and expenses were $2.4 million for the nine months ended June 30, 2004 compared to $3.3 million for the nine months ended June 30, 2003, a decrease of $0.9 million or 27.3%. The decrease for both the quarter and nine-month period is primarily attributable to management's allocation to casino expense, a portion of room costs associated with complementary rooms provided casino patrons. To a lesser extent, the decrease in expense is also attributable to increased operating efficiencies, reduced employee headcount and room cost control efforts instituted by management.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
        Compared to Three and Nine Months Ended June 30, 2003 (Continued)

--------------------------------------------------------------------------------

Other. Other costs and expenses were $3.2 million for both the three-month periods ended June 30, 2004 and 2003. Other costs and expenses were $7.7 million for the nine months ended June 30, 2004, compared to $7.9 million for the nine months ended June 30, 2003, a decrease of $0.2 million, or 2.5%. Other expenses are comprised of the costs related to the operation of retail outlets, the convention center, the Dancing Rabbit and Geyser Falls. Golf operating expenses were $1.2 million the three months ended June 30, 2004 compared to $1.3 million for the three months ended June 30, 2003. Golf operating expenses were $3.5 million for both the nine-month periods ended June 30, 2004 and 2003. Geyser Falls operating expenses were $1.2 million and $2.0 million, respectively for the three and nine month periods ended June 30, 2004 compared to $1.2 million and $1.9 million respectively for the comparable periods of the prior year.

Selling, General and Administrative. Selling, general and administrative costs and expenses were $17.5 million for the quarter ended June 30, 2004 compared to $17.1 million for the quarter ended June 30, 2003, an increase of $0.4 million or 2.3%. Selling, general and administrative costs and expenses were $52.0 million for the nine months ended June 30, 2004 compared to $50.1 million for the nine months ended June 30, 2003, an increase of $1.9 million or 3.8%. The increase in selling, general and administrative expense for both the quarter and nine months ended June 30, 2004 is primarily attributable to increased direct casino patron marketing efforts as well as other administrative costs associated with the operation of the Golden Moon and Silver Star and the loss on disposal related to the sale of the Enterprise's aircraft. See Note 2 to the consolidated financial statements.

Depreciation. Depreciation expense was $7.9 million for the quarter ended June 30, 2004 compared to $7.8 million for the quarter ended June 30, 2003. Depreciation expense was $23.8 million for the nine months ended June 30, 2004 compared to $22.7 million for the nine months ended June 30, 2003. The increase for both the quarter and nine months ended are primarily attributable to additional depreciation related to property and equipment and construction costs incurred for Golden Moon and Geyser Falls.

Operating Income (loss). Operating income was $20.1 million for the quarter ended June 30, 2004 compared to $19.7 million for the quarter ended June 30, 2003, an increase of $0.4 million, or 2.0%. Operating income was $65.3 million for the nine months ended June 30, 2004 compared to $55.0 million for the nine months ended June 30, 2003, an increase of $10.3 million, or 18.7%. The increase is primarily attributable to increased casino revenue, the operational efficiencies and cost control measures instituted by management and to a lesser extent, the revenue and expense variations previously discussed.

Other Income (Expense). Other income (expense) is comprised of interest income minus interest expense and other expense. Other expense was $5.8 million for the quarter ended June 30, 2004 compared to other expense of $6.1 million for the quarter ended June 30, 2003, representing a decrease in expense of $0.3 million which is primarily attributed to a decrease in interest expense of approximately $0.5 million and a $0.2 million decrease in other income related to the effect of interest rate changes on the interest swap agreement. The decrease in interest expense for the quarter ended June 30, 2004 is primarily the result of reduced commitment fees related to the revolving credit facility and decreased interest expense in connection with the interest rate swap agreement. Other expense was $17.7 million for the nine months ended June 30, 2004 compared to other expense of approximately $18.0 million for the nine months ended June 30, 2003, representing a decrease in expense of $0.3 million which is attributed to a decrease in interest expense of approximately $1.0 million, and a $0.6 million decrease in other income related to the effect of interest rate changes on the interest swap agreement.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
        Compared to Three and Nine Months Ended June 30, 2003 (Continued)

--------------------------------------------------------------------------------

Effective October 1, 2000, the Enterprise adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138. The interest rate swap agreement referred to above is defined as a derivative instrument under SFAS 133. Although the Enterprise had designated this interest rate swap agreement as a hedge since its inception on February 1, 2000, the Enterprise did not elect to seek hedge accounting for this agreement upon adoption of SFAS 133. Accordingly, during the three months ended June 30, 2004 and 2003, the Enterprise recognized other income of $-0- and $200,000 respectively, attributed to the effect of interest rate changes on the interest rate swap agreement. During the nine months ended June 30, 2004 and 2003, the Enterprise recognized other income of $56,000 and $700,000, respectively, attributed to the effect of interest rate changes on the interest rate swap agreement.

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

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
        Compared to Three and Nine Months Ended June 30, 2003 (Continued)

--------------------------------------------------------------------------------

The Enterprise is subject to various claims and legal actions in the ordinary course of business. Some of these matters include personal injuries to customers and damage to customers' personal assets. The Enterprise estimates guest claims and accrues for such liability based on historical experience in accrued liabilities in the balance sheets.

Liquidity and Capital Resources

As of June 30, 2004, the Enterprise held cash and cash equivalents of $52.8 million. Our principal sources of liquidity have consisted of cash provided by operating activities and debt financing. Cash provided by operating activities was $68.5 million in the nine months ended June 30, 2004 compared to $50.9 million in the nine months ended June 30, 2003. The increase of $17.6 million was due primarily to the increase in net income to $47.6 million in the nine months ended June 30, 2004 from $37.0 million in the nine months ended June 30, 2003.

Cash used in investing activities in the nine months ended June 30, 2004 totaled $4.4 million of which $7.2 million was for capital expenditures primarily related to upgrades and maintenance of the Silver Star and Golden Moon. The Enterprise received net sales proceeds of $2.8 million related to disposal of its 2000 model King Air aircraft as discussed in Note 2 to the consolidated financial statements. Cash used in investing activities in the nine months ended June 30, 2003 totaled $37.5 million of which $40.1 million was for capital expenditures primarily related to construction activities for Golden Moon and Geyser Falls. During the nine months ended June 30, 2003 cash provided by investing activities totaled $2.6 million and was the result of changes in restricted cash.

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

Cash used in financing activities was $60.9 million in the nine months ended June 30, 2004 compared to $37.2 million cash used in the nine months ended June 30, 2003. The primary use of cash in each period was distributions to the Tribe of $48.1 million and $62.7 million in the nine months ended June 30, 2004 and 2003, respectively. Additionally, during the nine months ended June 30, 2004 the Enterprise made repayments of long-term debt totaling $13.8 million on the revolving credit facility. The primary source of funds provided by financing activities during the nine months ended June 30, 2003 was $25.0 million drawn on the revolving credit facility. In addition, during the nine months ended June 30, 2004 and 2003 the Tribe contributed cash of $0.9 million and $0.7 million, respectively, to the Enterprise related to construction and development of Geyser Falls. During the nine months ended June 30, 2003 the Enterprise paid $225,000 in loan fees related the credit facility. This amount, net of amortization, is included in Deferred loan costs at June 30, 2004 and 2003.

On August 2, 2004, the Enterprise distributed $2,700,000 to the Tribe.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
        Compared to Three and Nine Months Ended June 30, 2003 (Continued)

--------------------------------------------------------------------------------

On December 19, 2000, the Enterprise entered into a $125.0 million reducing senior secured revolving credit facility. The Facility has a maturity date of December 28, 2005. Borrowings available under the Facility reduce quarterly beginning on December 31, 2002, in the amount of $6.25 million per quarter, until the amount of the facility has been reduced to $40 million. Accordingly, borrowing capacity available under Facility has been reduced to $81,250,000, all of which was outstanding at June 30, 2004. The interest rate on the facility varies based upon the Enterprise's total recourse debt to gaming EBITDA ratio, as defined. The Facility contains certain affirmative and negative covenants, including limiting the Enterprise's Total Leverage Ratio and Fixed Charge Coverage Ratio, as defined, during the term of the agreement.

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

During the three months ended December 31, 2002, the Enterprise violated covenants related to the Fixed Charge Coverage Ratio and the Total Leverage Ratio under the Facility. The Enterprise received a waiver for such covenant violations from the Facility lender. The Enterprise is required to meet these covenants each quarter. Accordingly the Enterprise entered negotiations relating to modification of this covenant with the Facility lender in order to ensure future compliance. On March 25, 2003 the Enterprise successfully completed these negotiations, which resulted in modification of terms of the credit facility.
Based on the amended terms of the credit facility, the Enterprise is in compliance with the Fixed Charge Coverage Ratio and the Total Leverage Ratio at June 30, 2004 and management believes the Enterprise will achieve compliance with both the Fixed Charge Coverage Ratio and the Total Leverage Ratio going forward. As of June 30, 2004, management believes that the Enterprise is in compliance with all other debt covenants under the Notes and the Facility.

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
        Compared to Three and Nine Months Ended June 30, 2003 (Continued)

--------------------------------------------------------------------------------

As of June 30, 2004 and September 30, 2003 the Tribe had outstanding liabilities of $1.5 million and $1.9 million, respectively, under credit facilities with $1.7 million and $2.4 million, respectively, available in borrowings, which did not preclude recourse to assets held by the Enterprise.

The Enterprise believes that existing cash balances, operating cash flow and anticipated borrowings under the credit facilities and the offering of the Notes will provide sufficient resources to fund operations and to meet our debt payment obligations and expected distributions to the Tribe and foreseeable capital expenditure requirements at the Silver Star and Golden Moon.

Presently, the Enterprise has fully drawn on the Facility and does not have other existing lines of credit available for use. The Enterprise does not anticipate the need for further credit availability in the short-term. However in the event that short-term credit is desired, the Enterprise believes that it could obtain such financing on favorable terms from commercial lending institutions.

The following table presents the long-term debt maturities and future minimum lease payments under non-cancellable leases at June 30, 2004.



                Fiscal years ending September 30,

                ----------------------------------------------------------------------------------------------
                 2004          2005          2006        2007         2008       Thereafter       Total
                ------------ ------------- ------------ ------------ ----------- -------------- --------------

Long-term debt  $ 6,250,000  $ 25,000,000  $50,000,000          $ -         $ -   $200,000,000  $ 281,250,000
Operating leases    132,028       141,590            -            -           -              -        273,618

                ------------ ------------- ------------ ------------ ----------- -------------- --------------

                $ 6,382,028  $ 25,141,590  $50,000,000          $ -         $ -   $200,000,000  $ 281,523,618
                ============ ============= ============ ============ =========== ============== ==============


Additionally and in accordance with the Tribal law, the Enterprise is required to remit to the Choctaw Gaming Commission a monthly fee equal to 1% of gaming revenues. Also, and in accordance with the Tribal-State Compact the Enterprise is required to provide $250,000 annually to the Tribal-State Tourism Fund to be used for advertising and tourism promotional activities.

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

                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
                    Three and Nine Months Ended June 30, 2004
        Compared to Three and Nine Months Ended June 30, 2003 (Continued)

--------------------------------------------------------------------------------

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

The Enterprise is owned by the Tribe, a federally recognized Indian Tribe located on reservation land held in trust by the United States of America; therefore, the Enterprise was not subject to federal or state income taxes for the three or nine month periods ended June 30, 2004 or 2003, nor is it anticipated that the Enterprise will be subject to such taxes in the future. Various efforts have been made in the United States Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as the Enterprise, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

--------------------------------------------------------------------------------

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Enterprise's primary exposure to market risk is interest rate risk associated with our long-term debt. The Enterprise had previously entered into an interest rate swap agreement to fix the interest rate on our term loan at 8.25%. Pursuant to the Indenture dated March 30, 2001, we used a portion of the proceeds from the offering of the notes to repay the remaining outstanding balance under the Loan. Upon the prepayment of the related installment note agreement, the Enterprise did not settle the existing interest rate swap agreement. At June 30, 2004, the interest rate swap agreement had a notional amount of $-0- as the interest rate swap agreement terminated January 31, 2004. The notional amount did not represent amounts exchanged by the parties, and thus was not a measure of exposure to the Enterprise. The amount exchanged was based on the notional amount. The fair value liability of our interest rate swap was based on the cash termination value of the agreement using quotes from our counter-party and was $-0- at June 30, 2004. If the floating rate had increased 25 basis points, interest expense under the swap agreement for the three and nine months ended June 30, 2004 would have been lower by $-0- and $3,375, respectively. Additionally, current borrowings under the revolving credit facility bear interest at the LIBOR base rate plus a margin rate of 2.75%. If the LIBOR base rate had increased 25 basis points, interest expense under the revolving credit facility would been higher by $54,991 and $174,514 during the three and nine months ended June 30, 2004, respectively.

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

As of the end of the period covered by this Form 10-Q, the Enterprise carried out an evaluation, under the supervision and with the participation of the Enterprise management, including the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer, of the effectiveness of the design and operation of the Enterprise's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d - 15(e). Based upon the foregoing, the Enterprise's Chief Executive Officer along with the Enterprise's Chief Financial Officer concluded that the Enterprise's disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Enterprise in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in the Enterprise's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Enterprise carried out its evaluation.

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


Date: August 13, 2004             Choctaw Resort Development Enterprise


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

                                   SIGNATURES
-------------------------------------------------------------------------------

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

August 13, 2004

                                    /s/ Jay Dorris
                                    --------------
                                        Jay Dorris
                                        President (Principal Executive Officer)

                                   SIGNATURES
-------------------------------------------------------------------------------

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

August 13, 2004
                                      /s/ Michael A. Donald
                                          ----------------------
                                          Michael A. Donald
                                          Vice President of Resort Finance
                                          (Principal Financial and Accounting
                                          Officer)